Form 10KSB
period 1999-09-30
CENTRE CAPITAL CORP /NV/
filed 1999-12-29
CIK 1084873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Initial Period Ended September 30, 1999
                         Commission File No. ___________

                           CENTRE CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

               Nevada                                         87-0385103
        State of Incorporation          (I.R.S. Employer Identification Number)

                    2619 Gravel Drive, Ft. Worth, Texas 76118


                (Address of Principal Executive Offices-zip code)

                                 (817) 595-0919
              (Registrant's telephone number, including area code)

     Indicate by check mark whether Registrant (10 has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1) Yes  X    No       (2) Yes  X     No
                                ----     ----           ----     ----


     On September 30, 1999, the Registrant's common stock was not currently trading. At such date, 8,748,584 shares of Registrant's common stock were held by non-affiliates.


     As of September 30, 1999, Registrant had outstanding 10,042,052 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                   FORM 10-KSB
                     INITIAL PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

ITEM 1      BUSINESS

ITEM 2      PROPERTIES

ITEM 3      LEGAL PROCEEDINGS

ITEM 4      SUBMISSION OF MATTERS TO  VOTE OF SECURITY HOLDERS

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

ITEM 7      FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

ITEM 9      DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10     EXECUTIVE COMPENSATION

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

SIGNATURES

                                     PART I
ITEM 1.     BUSINESS

     REGISTRANT. Centre Capital Corporation, the Registrant herein, is a Nevada corporation, whose offices are located at 2619 Gravel Drive, Ft. Worth, Texas 76118. It can be reached by phone at (817) 595-0919 and by fax at (817) 595-0991.

The Company was organized February 1, 1999, as a Nevada corporation named Vista InterNatural Products 1, Inc. ("VIP"). Effective June 1, 1999 VIP merged with Centre Capital Corporation ("Centre"), ("the Merger"). The results of operations of Centre are included in the financial statements since the date of acquisition.

Centre was incorporated in Nevada on September 6, 1988 for the purpose of exchanging stock with Burke Oil Company ("Burke"), a Utah corporation. Centre acquired the controlling block (in excess of 60%) of the stock of Burke. Centre was dormant at that time, and never activated or operated Burke.

In January, 1996 Centre issued 500,000 shares of its common stock for all of the outstanding shares of KFA, Inc. ("KFA"). KFA marketed a non-toxic insecticide designed primarily for the extermination of fire ants. Centre sold all of its shares of KFA to a shareholder of Centre in May, 1999.

In Connection with the Merger, Centre effected a one for three reverse stock split its common shares (all share figures have been adjusted to reflect this reverse split). Centre then issued one share for every two shares of VIP common stock to the shareholders of VIP in exchange for 100% of the outstanding shares of VIP.

The Merger has been accounted for as a reverse merger with VIP being the acquirer. Therefore, VIP's historical financial statements are now the Company's historical financial statements.


EMPLOYEES. Registrant currently has 27 Employees, of whom 4 are executive officers or members of management. 3 are departments heads, 5 are warehouse employees and the remaining 15 are clerical and administrative. Registrant anticipates adding 2 departments heads and 2 administrative to handle the increased work load. None of the registrant's employees are represented by labor unions and registrant has not experienced a work stoppage of any sort.

DISTRIBUTOR NETWORK. Registrant has approximately 1,753 independent distributors located in 22 states. Registrant actively recruits individuals who can effectively demonstrate and promote products sold in the registrant's product line and use Registrant's direct marketing techniques to sell its products and sponsor other distributors. Registrant uses a multi-level marketing system to compensate its distributors. Under this system, the Registrant pays a commission based on products purchased within his/her network. These commissions are paid weekly. Distributors are responsible for all expenses incurred by them for their sales efforts.

CAPITAL STOCK. Registrant has authorized 50,000,000 shares of its $0.001 par value common stock of which 10,042,052 are issued and outstanding. Registrant has 20,000,000 shares of its $0.001 par value preferred stock. There has been no preferred stock issued.

ITEM 2.     PROPERTIES

Registrant leases approximately 6,000 square feet of office space in Ft. Worth, Texas. Registrant purchased 5 acres of land in Duncan, Oklahoma. This land has 2 existing buildings that are registered with the local historical society. They represent a total of 11,636 square feet in Duncan, Oklahoma. Registrant plans to use this space as warehouse and office space.

ITEM 3.     LEGAL PROCEDINGS

No legal proceedings are pending by or against Registrant or its subsidiaries or their directors, officers or affiliates, and to Registrant's knowledge no such legal proceedings are threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTEOF STOCKHOLDERS

No current matters are pending that would require it to be submitted to the stockholders for a vote.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK ANR RELATED
STOCKHOLDER MATTERS

The registrants stock is not yet traded and has been assigned the symbol CETY. There is currently no active public trading market for Registrant's Common Stock, and there is no assurance that one will develop at any time in the future. At December 03, 1999 Registrant had 252 record holders of its Common Stock.



ITEM 6.     MANAGEMENT DISCUSSION AND ANALYSIS:

     Registrant formed its corporation on February 1, 1999. It had acquired most of the assets from an existing Oklahoma corporation and has continued to do business as Vista InterNatural Products 1, Inc. The registrant has considerable knowledge and experience in the area of multi-level marketing of nutritional supplements and body care products.

PRODUCTS:

     The Registrant currently offers a full line of leading edge nutritional supplements, personal care, home and auto, and pest control products of the highest quality. Several of these products are of a proprietary nature and are manufactured exclusively for the Registrant. The Registrant is continually seeking new leading edge products to add to its already successful product line. The Registrant directly contracts with independent manufacturers to produce its products in accordance with highest quality standards attainable. There are several qualified manufacturers available to the Registrant to produce and package the products sold. All dietary and nutritional supplements are produced in licensed pharmaceutical laboratories for maximum quality control.

     The Registrant is also developing supplier relationships that will give first priority for its packaging in order to supply quality packaging in short notice situations. This feature will greatly benefit the Registrant as it increases inventory to match its anticipated rapid growth.

     Several of the key ingredients are kept on hand to avoid costly supply delays.

     The Registrant anticipates its inventory requirements on a ninety day forward requirement. The Registrant also carries a substantial quantity of preprinted packaging products to avoid unnecessary delays.

     Registrant incurred a loss in the amount of $472,293 for the eight month period ended September 30, 1999. These losses were anticipated as the Registrant demanded that the level of quality and service be maintained at a high standard experienced by management. The Company has reported some losses due to the merger. One time expenses for the merger, filing of a Form 10SB and the associated costs of becoming a publicly traded company account for much of the loss. Cost of sales in the amount of $218,000 comprised of product purchases, commissions and freight was approximately 78% which is in line with enterprises in the same industry and similar size. Operating expenses such as advertising, office salaries, and general and administrative expenses amounted to $525,570 for the initial eight months. As sales increase with expansion the operating expenses should be increase only slightly and place the registrant in a profitable position.

     Revenue:

     Revenue is from the sale of nutritional supplements and body care products sold through its network of distributors. The company also receives additional income through a referral arrangement that it has developed.

     Cost of sales:

     For the initial eight months, cost of sales totaling $218,000 consisted of the following:

              Purchases and inventory acquired                      129,188
              Commissions and contract labor                         78,254
              Freight                                                10,558
                                                                    -------
                    Total                                           218,000
                                                                    =======

     Operating expenses:

     Operating expenses totaling $525,570 for the initial eight months consisted of the following:


              Advertising                                            42,487
              Salaries                                              240,422
              General and administrative                            242,661
                                                                    -------
                    Total                                           525,570
                                                                    =======

Property:

     During the initial eight months of operations the registrant purchased two building on three parcels of land located in Duncan, Oklahoma. The registrant intends to use this facility as corporate headquarters and as a shipping and receiving location in addition to inventory storage. The building was financed with a short term note payable to the former owner in the amount of $425,000. $125,000 has already been paid on the note leaving a balance of $400,000 to pay by August 20, 2000.

Liquidity and Capital Resources:

     The registrant has financed its operations since inceptions by cash advances by several individuals.

MARKET ANALYSIS:

     The Registrant sells products that are in high demand by the general public. The market for these and similar products grows by 50,000 people per week in the United States. The Registrant competes with other products and providers with quality, service, price, and guarantees. The Registrant has numerous experts throughout the industry seeking quality leading edge products to promote through its network of trained distributors.

     A Look to the Future:

     The registrant has relied on financing from certain individuals to fund its operations and acquisition of property. There are also financial commitments from these and other individuals who believe very strongly in the dynamic future growth of the company. Management believes that it can issue new shares of common stock to retire all major debt.

The products are priced reasonably to the consumer and provide the company with a very favorable profit margin. Many of the Registrant's products are listed with the FDA and directly compete with health care products that cost many times the price of ours and ours are often found to provide better results.

     The registrant is looking for quality distributors to market its products and hopes to double/triple its distributor base within one year. The registrant is currently distributing products in 22 states and plans to be in 22 more before the end of the next fiscal year.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements of registrant are set forth immediately following the signature page of this Form 10-KSB.


ITEM 8.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL
DISCLOSURE

     Registrant has had no disagreements with its certified public accountant with respect to accounting practices or financial disclosures.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

     The following table presents the name, age, and position of each Executive Officer and Director. Each was elected in February of 1999 and all director terms expire February 1, 2000.


NAME                          AGE                   POSITION
----                          ---                   --------

Karl Jacobs                   49                  Chairman of the Board

Catherine Jacobs              50                  President, Treasurer

Linda Lohman                  50                  Vice president

Susan McNair                  29                  Secretary and Vice President

Mark Spradling                41                  Director

Stephen Nibarger              27                  Director


BIOGRAPHICAL INFORMATION

Set forth below is certain biographical information regarding each of the registrant's Executive Officers and Director.

Karl F. Jacobs, Chairman of the Board and Chief Executive Officer. Mr. Jacobs graduated from Oklahoma State University in 1972 with honors and a Bachelor's of Science Degree in Business Administration. He worked in banking, real estate and insurance and owned and operated retail music and video stores from 1968 to 1995. Since 1995 Mr. Jacobs has been engaged in direct multi-level marketing, achieving numerous performance awards while developing and managing a large multi-level sales organizations

Catherine Jacobs, President, Treasurer and Chief Financial Officer. Ms. Jacobs is the wife of Karl Jacobs and has over 14 years experience in the oil and gas industry. She has also trained and managed a large network marketing organization and won numerous performance awards.

Linda Lohman, Vice-President. Ms. Lohman has more than 30 years experience in medical health insurance with Traveler's Insurance Company and she presently has supervisory position with Traveler's as Client Administrator while working part-time for Centre.

Susan McNair, Secretary and Vice-President. Ms. McNair has been involved in multi-level direct marketing since 1994 and has trained and developed large sales organizations.

Mark Spradling, Director. Mr. Spradling owns and operates a construction and real estate company since Duncan, Oklahoma. He has also worked in multi-level marketing since 1994 and trained and developed a large sales organization nationwide.

Stephen Nibarger, Director. Mr. Nibarger is a Technology Manager for a Fortune 500 Company in Dallas, Texas. Mr. Nibarger has considerable experience in multi-level marketing and direct sales.


ITEM 10.    EXECUTIVE COMPENSATION

NAME                        CAPACITY                           1999
----                        --------                           ----
Karl Jacobs                 Chairman of the Board              $40,000

Catherine Jacobs            President and Chief                $35,000
                            Financial Officer

ITEM 11.    SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 1999, the name address and number of shares of Registrants common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Registrant to own beneficially, more than 5% of the then 10,042,052 issued and outstanding shares of Registrant's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

CLASS              BENEFICIAL OWNER                           AMOUNT
-----              ----------------                           ------
Common             Karl Jacobs                               142,857
                   1526 N. 13th St.
                   Duncan, Oklahoma 73533

Common             Catherine Jacobs                          142,857
                   1526 N. 13th St.
                   Duncan, Oklahoma 73533

Common             Linda Lohman                              142,857
                   649 Buffalo Bend
                   Plano, Texas 75023

Common             Susan McNair                              142,857
                   3011 Whippoorwill Lane
                   Duncan, Oklahoma 73533

Common             Mark Spradling                             71,528
                   1539 North 13th street
                   Duncan, Oklahoma 73533

Common             Stephen Nibarger                          142,857
                   2619 Gravel Drive
                   Ft. Worth, Texas 76118

Common             Everett Sparks                            507,655
                   1861 Brown Blvd 631
                   Arlington, Texas 76006


SECURITY OWNERSHIP OF MANAGEMENT

CLASS                          BENEFICIAL OWNER                   AMOUNT
-----                          ----------------                   ------
Common                         Karl Jacobs                        142,857

Common                         Catherine Jacobs                   142,857

Common                         Linda Lohman                       142,857

Common                         Susan McNair                       142,857



Common                         Mark Spradling                      71,528

Common                         Stephen Nibarger                   142,857

ALL OFFICERS, DIRECTORS & BENEFICIAL PERSONS
AS A GROUP (7 PERSONS)                                          1,293,468




ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain beneficial owners have advanced cash and paid expenses and purchased property on behalf of the Registrant.

     Officers of the Registrant have advanced $159,500 for operating capital.


ITEM 13.    EXHIBITS

Exhibit No.              Description

    27                   Financial Data Schedule



                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10KSB to be signed on its behalf by the undersigned hereunto duly authorized, this 28th day of December, 1999. Centre Capital Corporation.

     /s/ CATHERINE JACOBS                         By: /s/ KARL JACOBS
     --------------------                             ---------------------
     Catherine Jacobs/                                Karl Jacobs
     Chief Financial Officer                          Chairman of the Board

                          [MARK L. CLELAND LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Centre Capital Corporation
Ft. Worth, Texas

I have audited the accompanying balance sheet of Centre Capital Corporation as of September 30, 1999 and the related statement of operations, accumulated deficit, and cash flows for the period from inception February 1, 1999 to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centre Capital Corporation as of September 30, 1999, and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note K to the financial statements the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ MARK L. CLELAND

Dallas, Texas
November 22, 1999

                           CENTRE CAPITAL CORPORATION

                                  BALANCE SHEET
                               September 30, 1999



                                     ASSETS

CURRENT ASSETS:
 Inventory                                                    $   141,381
 Deposits                                                             830
                                                              -----------
  Total Current Assets                                            142,211

PROPERTY:
 Property and equipment (net)                                     598,525
                                                              -----------
    Total Property                                                598,525

OTHER ASSETS:
 Organization costs (net)                                             707
                                                              -----------
  Total Other Assets                                                  707
                                                              -----------
TOTAL ASSETS                                                  $   741,443
                                                              ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Bank overdraft                                               $    57,302
 Account payable                                                  100,000
 Note payable                                                     400,000
 Loans from officers                                              159,500
 Other current liabilities                                        460,766
                                                              -----------
  Total Current Liabilities                                     1,177,568

Commitments and Contingencies (Note F):

STOCKHOLDERS' DEFICIT:
 Preferred stock, $0.001 par value                                   --
 Common stock, $0.001 par value                                    10,042
 Additional paid-in capital                                       170,391
 Accumulated deficit                                             (616,558)
                                                              -----------
  Total Stockholders' Deficit                                    (436,125)
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   741,443
                                                              ===========




See accompanying notes.

                           CENTRE CAPITAL CORPORATION

                             STATEMENT OF OPERATIONS
        For The Period February 1, 1999 (inception) to September 30, 1999


                                                         1999
                                                     ------------
REVENUE:
 Sales (net)                                         $    279,595
                                                     ------------
 Total Revenue                                            279,595

COST OF SALES:
 Total Cost of Sales                                      218,000
                                                     ------------
GROSS MARGIN:                                              61,595

OPERATING EXPENSE:
 Advertising                                               42,487
 Depreciation and amortization                              5,652
 General and administrative                               242,661
 Salaries                                                 240,422
                                                     ------------
  Total Operating Expense                                 531,222
                                                     ------------

OTHER EXPENSE:
 Interest expense                                           2,666
                                                     ------------
Total Other Expense                                         2,666

NET LOSS:                                            $   (472,293)
                                                     ============

Weighted average shares outstanding                    10,042,052
                                                     ============


LOSS PER SHARE:                                      $      (0.05)
                                                     ============




See accompanying notes.

                           CENTRE CAPITAL CORPORATION

        STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT For the
         Period from February 1, 1999 (inception) to September 30, 1999



                                                         Common                 Paid in     Accumulated
                                                   Shares         Amount        Capital       Deficit         Total
                                                -----------    -----------    -----------   -----------    -----------
Balance
  February 1, 1999 (date of inception)           15,496,472    $    15,496    $    47,648   $      --      $    63,144
                                                -----------    -----------    -----------   -----------    -----------

Combine Centre common shares                      6,881,447          6,881         14,002      (144,265)      (123,382)

Reverse split of Centre common
 shares 1 for 3                                  (4,587,631)        (4,588)          --            --           (4,588)

Shares exchanged per merger
 1 share for 2                                   (7,748,236)        (7,747)       108,741          --          100,994

Net loss                                               --             --             --        (472,293)      (472,293)
Balance
                                                -----------    -----------    -----------   -----------    -----------
 September 30, 1999                              10,042,052    $    10,042    $   170,391   $  (616,558)   $  (437,125)
                                                ===========    ===========    ===========   ===========    ===========







See accompanying notes.

                           CENTRE CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS
        For The Period February 1, 1999 (inception) to September 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                            $(472,293)
 Adjustments to reconcile net loss to net
 cash (used) by operating activities:
  Amortization                                             115
  Depreciation                                           5,537
 Changes in working capital:
 Decrease in inventory                                  13,306
 Increase in
   Account payable                                     100,000
                                                     ---------
NET CASH (USED) BY
 OPERATING ACTIVITIES:                                (353,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase property                                     (577,493)
Organization Costs                                        (385)
                                                     ---------
NET CASH (USED)
 BY INVESTING ACTIVITIES:                             (577,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other payables                           159,500
Proceeds from note payable                             400,000
Proceeds from other current liabilities                314,410
                                                     ---------
NET CASH PROVIDED
 BY FINANCING ACTIVITIES:                              873,910
                                                     ---------

NET (DECREASE) IN CASH:                                (57,303)

CASH AT BEGINNING OF THE PERIOD                              0
                                                     ---------

CASH OVERDRAFT AT END OF PERIOD                      $ (57,303)
                                                     =========







See accompanying notes.

                           CENTRE CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS
       For The Period February 1, 1999 (inception) to September 30, 1999



                           SUPPLEMENTAL DISCLOSURE OF


                   CASH FLOW AND NON-CASH INVESTING ACTIVITIES







NON-CASH INVESTING ACTIVITIES:
Assets acquired in the merger
 Inventory                             128,075
 Deposit                                   750
 Equipment                              26,569
 Organization Costs                      1,657
                                      --------
                                      $157,051
                                      ========







    See accompanying notes.

                           CENTRE CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

History:

The Company was organized February 1, 1999, as a Nevada corporation named Vista InterNatural Products 1, Inc. ("VIP"). Effective June 1, 1999 VIP merged with Centre Capital Corporation ("Centre"), (the Merger"). The results of operations of Centre are included in the financial statements since the date of acquisition.

Centre was incorporated in Nevada on September 6, 1988 for the purpose of exchanging stock with Burke Oil Company ("Burke"), a Utah corporation. Centre acquired the controlling block (in excess of 60%) of the stock of Burke. Centre was dormant at that time, and never activated or operated Burke. Centre's charter was allowed to be forfeited in May, 1991 for non payment of Utah franchise taxes.

In January, 1996 Centre issued 500,000 shares of its common stock for all of the outstanding shares of KFA, Inc. ("KFA"). KFA marketed a non-toxic insecticide designed primarily for the extermination of fire ants. Centre sold all of its shares of KFA to a shareholder of Centre in May, 1999.

In Connection with the Merger, Centre effected a one for three reverse stock split its common shares (all share figures have been adjusted to reflect this reverse split). Centre then issued one share for every two shares of VIP common stock to the shareholders of VIP in exchange for 100% of the outstanding shares of VIP.

The Merger, a purchase under Accounting Principles Board Opinion 16, has been accounted for as a reverse merger with VIP being the acquirer. Therefore, VIP's historical financial statements are now the Company's historical financial statements.

Basis of Accounting:

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:

Revenue is recognized when payment is received and product is shipped. Sales are reported net of returns and allowances.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company places its cash investments in more than one high quality financial institutions.

Fair Value of Financial Instruments:

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments.

                           CENTRE CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Property:

Property is stated at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. Depreciation is computed by the straight line method over the following estimated useful lives.

     Buildings..........................................           40 years
     Office furniture...................................            7 years
     Equipment..........................................            5 years
     Software...........................................            3 years


Expenditures for maintenance, repairs and renewals are charged to expense when incurred. Additions and significant improvements are capitalized and depreciated.

Loss per Common Share:

Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the year.

Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-lived Assets:

Generally accepted accounting principals require recognition of impairment of long-lived assets in the event of net book value of such assets exceed the future undiscounted cash flows attributable to such assets. Consequently, the Company assesses its assets annually for impairment and writes down any amounts necessary as a result of the assessment

Income Tax:

The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (AMT) system.

The Company uses an asset and liability approach for the accounting and financial reporting of income tax. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                           CENTRE CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




NOTE B - CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. There has been no liability recorded for future claims as there is limited history of minimal product returns.

NOTE C - INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales. As a result of the merger, inventory on hand at the time of the merger was recorded at fair market value in the amount of $128,075.

NOTE D - PROPERTY:

Property consists of the following:

Land.....................................................          $  130,000
Building and improvements................................             420,000
Office furniture.........................................               9,373
Equipment................................................              41,500
Software.................................................               3,189
                                                                   ----------
                                                                      604,062
Less accumulated depreciation............................               5,537
         Total...........................................          $  598,525
                                                                   ==========

Depreciation for the initial eight month period amounted to $5,537.

As a result of the merger $26,569 of equipment is recorded at fair market value

                           CENTRE CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




NOTE E - OTHER ASSETS:

Organization Costs:

Organization costs in the amount of $2,042 are amortized over sixty months using the straight-line method. Amortization expenses amounted to $115 during the period February 1, 1999 to September 30, 1999 and the total accumulated amortization at September 30,1999 is $1,335.


NOTE F - COMMITMENTS AND CONTINGENCIES:

The Company leases an office in Duncan, Oklahoma and office with warehouse space in Ft. Worth, Texas under noncancelable operating leases. The lease commitment for the office in Duncan, Oklahoma expires November 1, 1999 and totals $750. There are two lease agreements for office and warehouse space in Ft. Worth. One lease commitment is in the amount of $750 per month and expires January 31, 2000. The other lease commitment ranges from $1,450 to $1,519 per month until October 31, 2003. The total of all lease commitments is $94,315.

NOTE G - CURRENT LIABILITIES:

Account payable:

The Company has a $100,000 payable to the seller of the land and building. This payable is for a term of 90 days and bears no interest.

Note payable:

The Company has a $400,000 note payable to the seller of the land and building. This note bears interest at 8% per annum payable monthly. The remaining principal balance is due August 20, 2000.

NOTE H - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are recorded as other current liabilities and total $460,766 of which $146,357 was acquired as a result of the merger. Officers of the company have also advanced amounts totaling $159,500 at September 30, 1999.

                           CENTRE CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




NOTE I - STOCKHOLDERS' EQUITY:

Preferred stock: The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.001 per share. There were no shares issued and outstanding as of September 30, 1999.

Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 10,042,052 shares issued and outstanding as of September 30, 1999.

The Company has not paid a dividend to its stockholders.


NOTE J - INCOME TAXES:

The Company has net operating loss carryforwards of approximately $560,000 at September 30, 1999 that is available to offset future income tax liability. Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.

NOTE K - GOING CONCERN:

The Company has minimal capital resources available to meet obligations normally expected to be incurred by companies that are of similar size and line of business. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling the Company's assets, obtaining additional financing or issuing additional stock. Unless these conditions among others are met, the Company may be unable to continue as a going concern.

                                 EXHIBIT INDEX



  Exhibit
    No.                      Description
-----------                  -----------
   27                        Financial Data Schedule
