Form 10QSB
period 1999-06-30
CENTRE CAPITAL CORP /NV/
filed 2000-01-31
CIK 1084873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999
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



         As of June 30, 1999, Registrant had outstanding 10,042,052 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999



                                      INDEX


PART I            FINANCIAL INFORMATION

     Item 1       Financial Information

                  Condensed Balance Sheet as of June 30, 1999

                  Condensed Statement of Operation for the quarter ended June
                  30, 1999

                  Condensed Statement of Operations for the initial five months ended June 30, 1999

                  Condensed Statement of Cash Flows for the initial five months ended June 30, 1999

                  Notes to Condensed Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II           OTHER INFORMATION

     Item 1       Legal Proceedings

     Item 2       Changes in Securities

     Item 3       Defaults Upon Senior Securities

     Item 4       Submission of Matters to Vote of Security Holders

     Item 5       Other Information

ITEM 1.           FINANCIAL STATEMENTS

                  CENTRE CAPITAL CORPORATION
                  CONDENSED BALANCE SHEET
                  (UNAUDITED)
                  JUNE 30, 1999


   ASSETS
   Current assets:
         Inventory                                          $   155,909
         Deposits                                                   750
                                                             ----------
                  Total current assets                          156,659

   Property & equipment (net)                                    74,816
                                                             ----------

   Other assets                                                     599
                                                             ----------

   TOTAL ASSETS                                              $  232,074
                                                             ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities:
         Bank overdraft                                      $    6,325
         Notes payable                                          350,663
         Other current liabilities                                6,236
                                                             ----------
                  Total current liabilities                     363,224

   Stockholders' deficit:
         Common stock, $0.001 par value
         50,000,000 shares authorized;
         10,042,052 issued and outstanding                       10,042
         Additional paid in capital                             170,391
                  Accumulated deficit                          (311,583)
                                                             ----------

         Total stockholders' deficit                           (131,150)
                                                             ----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                                     $  232,074
                                                             ==========

   See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Quarter Ended June 30, 1999


   Sales - net of returns & allowances                        $  88,338

   Cost of sales                                                 68,313
                                                              ---------

   Gross margin                                                  20,025

   Operating expenses
       Salaries                                                  82,787
       General and administrative                                77,766
                                                              ---------
           Total operating expenses                             160,553
                                                              ---------

   Loss before income tax                                     $(140,528)
                                                              ---------

   Provision for income taxes                                   --

   Net loss                                                   $(140,528)
                                                              =========

   Loss per share                                                ($0.01)

   Weighted average shares outstanding                        1,042,052


   See notes to condensed financial statements.


                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Initial Period February 1, 1999 (inception) to June 30, 1999


   Sales - net of returns & allowances                       $  138,894

   Cost of sales                                                114,878
                                                             ----------

   Gross margin                                                  24,016

   Operating expenses
       Salaries                                                  94,455
       General and administrative                                96,879
                                                             ----------
           Total operating expenses                             191,334
                                                             ----------

   Loss before income tax                                    $ (167,318)
                                                             -----------

   Provision for income taxes                                   --

   Net loss                                                  $ (167,318)
                                                             ===========

   Loss per share                                                ($0.02)

   Weighted average shares outstanding                        1,042,052




   See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF CASH FLOWS
                  (UNAUDITED)
                  For the Initial Period February 1, 1999 (inception) to June 30, 1999



Cash flows from operating activities:
    Net loss                                                           (167,318)
    Adjustments to reconcile net loss to
    Net cash used by operating activities
    Depreciation and amortization                                           529
    Changes in working capital:
      Decrease in inventory                                              26,245
      Increase in other payables                                          6,236
                                                                      ---------

      Total cash used by operating activities                          (134,308)

Cash flows from investing activities:
      Purchase equipment                                                (48,639)
                                                                      ---------

      Total cash used  by investing activities                          (48,639)

Cash flows from financing activities:
      Proceeds from note payable                                        176,622
                                                                      ---------

      Net cash provided by financing activities                         176,622
                                                                      ---------

Net decrease in cash                                                     (6,325)
Cash at beginning of the period                                             -0-

Cash Overdraft at end of period                                       $  (6,325)
                                                                      =========

   See notes to condensed financial statements.

         CENTRE CAPITAL CORPORATION
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONDENSED FINANCIAL STATEMENTS:

The accompanying condensed financial statements were prepared by management without audit. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financials statements should be read in conjunction with the Form 10-SB filed May19, 1999.


NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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


NOTE B - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Loss per Common Share:

Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the period.

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


NOTE C - CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. There has been no liability recorded for future claims as there is limited history of minimal product returns.


NOTE D - INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales. As a result of the merger, inventory on hand at the time of the merger was recorded at fair market value in the amount of $128,075.


NOTE E - PROPERTY:

Property consists of the following:

Office furniture...............................................   32,903
Equipment......................................................   39,115
Software.......................................................    3,189
                                                                --------
                                                                  75,207
Less accumulated depreciation..................................      391
       Total................................................... $ 74,816
                                                                ========

Depreciation for the initial five month period amounted to $391.

As a result of the merger $26,569 of equipment is recorded at fair market value.

NOTE F - OTHER ASSETS:

Organization Costs:

Organization costs in the amount of $1,957 are amortized over sixty months using the straight-line method. Amortization expenses amounted to $138 during the period February 1, 1999 to June 30, 1999 and the total accumulated amortization at June 30, 1999 is $1,358.

NOTE G - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are recorded as notes payable and total $350,663 of which $174,041 was acquired as a result of the merger.


NOTE H - STOCKHOLDERS' EQUITY:

Preferred stock: The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.001 per share. There were no shares issued and outstanding as of June 30, 1999.

Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 10,042,052 shares issued and outstanding as of June 30, 1999.

The Company has not paid a dividend to its stockholders.


NOTE I- INCOME TAXES:

The Company has net operating loss carryforwards of approximately $300,000 at June 30, 1999 that is available to offset future income tax liability. Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.


ITEM 2. MANAGEMENT'S DISCUSSION AMD ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Registrant incurred a loss in the amount of $167,318 for the five month period ended June 30, 1999. These losses were anticipated as the Registrant demanded that the level of quality and service be maintained at a high standard experienced by management. The Company has reported some losses due to the merger. One time expenses for the merger, filing of a Form 10SB and the associated costs of becoming a publicly traded company account for much of the loss. Cost of sales in the amount of $114,878 comprised of product purchases, commissions and freight was approximately 78% which is in line with enterprises in the same industry and similar size. Operating expenses such as advertising, office salaries, and general and administrative expenses amounted to $191,334 for the initial eight months. As sales increase with expansion the operating expenses should be increase only slightly and place the registrant in a profitable position.

         Revenue:

         Revenue is from the sale of nutritional supplements and body care products sold through its network of distributors. The company also receives additional income through a referral arrangement that it has developed.

         Cost of sales:

         For the initial five months, cost of sales totaling $114,878 consisted of the following:

              Purchases and inventory acquired                       61,029
              Commissions and contract labor                         47,698
              Freight                                                 6,151
                                                                    -------
                    Total                                           114,878
                                                                    =======

         Operating expenses:

         Operating expenses totaling $191,334 for the initial five months consisted of the following:


              Advertising                                            18,849
              Salaries                                               94,455
              General and administrative                             78,030
                                                                    -------
                    Total                                           191,334
                                                                    =======

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


ITEM 3.    LEGAL PROCEEDINGS

No legal proceedings are pending by or against Registrant or their directors, officers or affiliates, and to Registrant's knowledge no such legal proceedings are threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No current matters are pending that would require it to be submitted to the stockholders for a vote.

ITEM 5.    OTHER INFORMATION

None

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this form 10QSB to be signed on its behalf by the undersigned hereunto duly authorized, this 28th day of January, 2000, Centre Capital Corporation.



/s/ CATHERINE JACOBS                    /s/ KARL JACOBS
---------------------                   ----------------------
Catherine Jacobs                        Karl Jacobs
Chief Financial Officer                 Chairman of the Board

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  ------------
  27                     Financial Data Schedule