Form 10QSB
period 1999-12-31
CENTRE CAPITAL CORP /NV/
filed 2000-02-14
CIK 1084873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1999
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

                  (1) Yes [X]   No [ ]           (2) Yes [X]   No [ ]



         As of December 31, 1999, Registrant had outstanding 10,042,052 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

PART I            FINANCIAL INFORMATION

     Item 1       Financial Information

                  Condensed Balance Sheet as of December 31, 1999

                  Condensed Statement of Operations for the quarter ended December 31, 1999

                  Condensed Statement of Cash Flows for the quarter ended December 31, 1999

                  Notes to Condensed Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II           OTHER INFORMATION

     Item 1       Legal Proceedings

     Item 2       Changes in Securities

     Item 3       Defaults Upon Senior Securities

     Item 4       Submission of Matters to Vote of Security Holders

     Item 5       Other Information

ITEM 1.           FINANCIAL STATEMENTS

                  CENTRE CAPITAL CORPORATION
                  CONDENSED BALANCE SHEET
                  (UNAUDITED)
                  DECEMBER 31, 1999


ASSETS
Current assets:
      Inventory                              $   150,013
      Deposits                                       830
                                             -----------
               Total current assets              150,843

Property & equipment (net)                       598,449
                                             -----------

Other assets                                         505
                                             -----------

TOTAL ASSETS                                 $   749,797
                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Bank overdraft                         $    83,321
      Notes payable                            1,322,448
      Loans from officers                         79,500
      Other current liabilities                    7,036
                                             -----------
               Total current liabilities       1,492,345

Stockholders' deficit:
      Common stock, $0.001 par value
      50,000,000 shares authorized;
      10,042,052 issued and outstanding           10,042
      Additional paid in capital                 170,391
               Accumulated deficit              (922,981)
                                             -----------

      Total stockholders' deficit               (742,548)
                                             -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                        $   749,797
                                             ===========

See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Quarter Ended December 31, 1999


Sales - net of returns & allowances     $    86,315

Cost of sales                                74,888
                                        -----------

Gross margin                                 11,427

Operating expenses
    Leased employees                        179,901
    General and administrative              137,252
                                        -----------
        Total operating expenses            317,153
                                        -----------

Interest expense                              8,000
                                        -----------

Loss before income tax                  $  (313,726)
                                        -----------

Provision for income taxes                       --

Net loss                                $  (313,726)
                                        ===========

Loss per share                               ($0.03)

Weighted average shares outstanding       1,042,052


See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF CASH FLOWS
                  (UNAUDITED)
                  For the Quarter Ended December 31, 1999


Cash flows from operating activities:
    Net loss                                         (313,726)
    Adjustments to reconcile net loss to
    Net cash used by operating activities
    Depreciation and amortization                       5,031
    Changes in working capital:
      Increase in inventory                            (8,632)
      Decrease in accounts payables                  (100,000)
      Decrease in other current liabilities          (453,730)

      Total cash used by operating activities        (871,057)

Cash flows from investing activities:
      Purchase equipment                               (4,864)
                                                    ---------

      Total cash used  by investing activities         (4,864)

Cash flows from financing activities:
      Repayment of loan from officers                 (80,000)
      Proceeds from notes payable                     929,903
                                                    ---------

      Net cash provided by financing activities       849,903
                                                    ---------

Net decrease in cash                                  (26,018)

Cash overdraft at beginning of the quarter            (57,303)

Cash overdraft at end of quarter                    $ (83,321)
                                                    =========


See notes to condensed financial statements.

         CENTRE CAPITAL CORPORATION
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONDENSED FINANCIAL STATEMENTS:

The accompanying condensed financial statements were prepared by management without audit. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financials statements should be read in conjunction with the Form 10-KSB for the initial eight months ended September 30, 1999.


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

In connection with the Merger, Centre effected a one for three reverse stock split its common shares. Centre then issued one share for every two shares of VIP common stock to the shareholders of VIP in exchange for 100% of the outstanding shares of VIP.

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

Buildings ........................................     40 years
Office furniture .................................      7 years
Equipment ........................................      5 years
Software .........................................      3 years

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


NOTE C - CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. During the first quarter ending December 31, 1999 recorded $8,228 in returned products.

NOTE D - INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales.

NOTE E - PROPERTY:

Property consists of the following:

Land .............................................      130,000
Building .........................................      420,000
Office furniture .................................       10,634
Equipment ........................................       45,103
Software .........................................        3,189
                                                       --------
                                                        608,926
Less accumulated depreciation ....................       10,477
                                                       --------
       Total .....................................     $598,449
                                                       ========

Depreciation for the quarter ended December 31, 1999 amounted to $4,941.

Land and Building:

In August, 1999 the registrant purchased land and 2 buildings located in Duncan, Oklahoma to be used as an office and distribution and storage facility. $50,000 was paid down at closing. The registrant also incurred a payable in the amount of $100,000 for ninety days bearing no interest. The balance of $400,000 is included in notes payable. This note bears interest at 8% per annum and is due August 20, 2000.

NOTE F - OTHER ASSETS:

Organization Costs:

Organization costs in the amount of $1,957 are amortized over sixty months using the straight-line method. Amortization expenses amounted to $90 during the quarter ended December 31, 1999 and the total accumulated amortization at December 31, 1999 is $1,452.


NOTE G - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are included in notes payable and total $922,488.

NOTE H - STOCKHOLDERS' EQUITY:

Preferred stock: The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.001 per share. There were no shares issued and outstanding as of December 31, 1999.

Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 10,042,052 shares issued and outstanding as of December 31, 1999.

The Registrant has not paid a dividend to its stockholders.

NOTE I-LEASED EMPLOYEES:

The Registrant uses a third party to employee all personnel including one officer of the Registrant. This third party leases the personnel to the Registrant for a premium of approximately 15% of gross wages paid.

NOTE J- INCOME TAXES:

The Company has net operating loss carryforwards of approximately $600,000 at December 31, 1999 that is available to offset future income tax liability. Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.


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

     Registrant incurred a loss in the amount of $313,726 for the quarter ended December 31, 1999. These losses were anticipated as the Registrant demanded that the level of quality and service be maintained at a high standard experienced by management. Cost of sales in the amount of $74,888 comprised of product purchases, commissions, contract labor, and freight was approximately 74% which is comparable to enterprises in the same industry and similar size. Operating expenses such as leased employees and general and administrative expenses amounted to $317,153 for the first quarter. As sales increase with expansion the operating expenses should be increase only slightly and place the registrant in a profitable position.

     Revenue:

     Revenue is from the sale of nutritional supplements and body care products sold through its network of distributors. The company also receives additional income through a referral arrangement that it has developed.

     Cost of sales:

     For the quarter ended December 31, 1999, cost of sales totaling $74,888 consisted of the following:

Purchases and inventory sold                           22,157
Commissions and contract labor                         47,082
Freight                                                 5,649
                                                       ------
      Total                                            74,888
                                                       ======

         Operating expenses:

         Operating expenses totaling $317,153 for the quarter consisted of the following:

Lease employees                                        179,901
General and administrative                             137,252
                                                       -------
      Total                                            317,153
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

ITEM 5.    OTHER INFORMATION

None

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10QSB to be signed on its behalf by the undersigned hereunto duly authorized, this 28th day of February, 2000. Centre Capital Corporation.

     /s/ CATHERINE JACOBS                         By: /s/ KARL JACOBS
     --------------------                             ---------------------
     Catherine Jacobs/                                Karl Jacobs
     Chief Financial Officer                          Chairman of the Board

                                 EXHIBIT INDEX



  Exhibit
    No.                      Description
-----------                  -----------
   27                        Financial Data Schedule
