Form 10QSB
period 2000-03-31
CENTRE CAPITAL CORP /NV/
filed 2000-05-15
CIK 1084873

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 1O-QSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quaffer Ended March 31, 2000
                        Commission File No.
                                            ----------

                           CENTRE CAPITAL CORPORATION
             (Exact name of Registrant as specified in its chaffer)


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

                    (1)  Yes  X   No            (2) Yes X  No
                             ---    ---                ---    ---

         As of March 31, 2000, Registrant had outstanding 10,042,052 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I        FINANCIAL INFORMATION

     Item 1   Financial Information

              Condensed Balance Sheets as of March 31, 2000 and
               September 30, 1999

              Condensed Statement of Operations for the quarter ended
               March 31, 2000

              Condensed Statement of Operations for the six months ended
               March 31, 2000

              Condensed Statement of Cash Flows for the six months ended
               March 31, 2000

              Notes to Condensed Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II       OTHER INFORMATION

     Item 1   Legal Proceedings

     Item 2   Changes in Securities

     Item 3   Defaults Upon Senior Securities

     Item 4   Submission of Matters to Vote of Security Holders

     Item 5   Other Information

ITEM 1.       FINANCIAL STATEMENTS

                  CENTRE CAPITAL CORPORATION
                  CONDENSED BALANCE SHEET
                  (UNAUDITED)


                                              March 31   September 30
                                                2000         1999
ASSETS
Current assets:
      Inventory                            $    66,132    $   141,381
      Deposits                                     830            830
                                           -----------    -----------
               Total current assets             66,962        142,211

Property & equipment (net)                     593,509        598,525
                                           -----------    -----------

Other assets                                       415            707
                                           -----------    -----------

TOTAL ASSETS                               $   660,886    $   741,443
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Bank overdraft                       $    44,074    $    57,302
      Notes payable                          1,302,198        400,000
      Loans from officers                       81,700        159,500
      Other current liabilities                 12,203        560,766
                                           -----------    -----------
               Total current liabilities     1,440,375      1,177,568

Stockholders' deficit:
      Common stock, $0.001 par value
      50,000,000 shares authorized;
      10,042,052 issued and outstanding         10,042         10,042
      Additional paid in capital               170,391        170,391
               Accumulated deficit            (959,722)      (616,558)
                                           -----------    -----------

      Total stockholders' deficit             (779,289)      (436,125)
                                           -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                      $   660,886    $   741,443
                                           ===========    ===========


See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Quarter Ended March 31, 2000


Sales - net of returns & allowances   $   135,347

Cost of sales                             100,399
                                      -----------

Gross margin                               34,948

Operating expenses
    General and administrative             56,385
                                      -----------
        Total operating expenses           56,385
                                      -----------

Interest expense                            8,000
                                      -----------

Loss before income tax                $   (29,437)
                                      -----------

Provision for income taxes                     --

Net loss                              $   (29,437)
                                      ===========

Loss per share                        $     (0.00)

Weighted average shares outstanding     1,042,052


See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Six Months Ended March 31, 2000

Sales - net of returns & allowances   $   221,662

Cost of sales                             175,287
                                      -----------

Gross margin                               46,375

Operating expenses
    Leased employees                      179,901
    General and administrative            193,638
                                      -----------
        Total operating expenses          373,539
                                      -----------

Interest expense                           16,000
                                      -----------

Loss before income tax                $  (343,164)
                                      -----------

Provision for income taxes                     --

Net loss                              $  (343,164)
                                      ===========

Loss per share                             ($0.03)

Weighted average shares outstanding     1,042,052


See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF CASH FLOWS
                  (UNAUDITED)
                  For the Six Months Ended March 31, 2000


Cash flows from operating activities:
    Net loss                                       (343,164)
    Adjustments to reconcile net loss to
    Net cash used by operating activities
    Depreciation and amortization                    10,061
    Changes in working capital:
      Decrease in inventory                          75,249
      Decrease in accounts payables                (100,000)
      Decrease in other current liabilities        (448,563)

      Total cash used by operating activities      (806,417)

Cash flows from investing activities:
      Purchase equipment                             (4,864)
                                                  ---------

      Total cash used  by investing activities       (4,864)

Cash flows from financing activities:
      Repayment of loan from officers               (80,000)
      Proceeds from loan from officer                 2,200
      Proceeds from notes payable                   902,309
                                                  ---------

      Net cash provided by financing activities     824,509
                                                  ---------

Net increase in cash                                 13,228

Cash overdraft at beginning of the quarter          (57,303)

Cash overdraft at end of quarter                  $ (44,074)
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

Buildings ..............................................    40 years
Office furniture .......................................     7 years
Equipment ..............................................     5 years
Software ...............................................     3 years

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

NOTE C - CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. During the six months ended March 31, 2000 recorded $8,556 in returned products.

NOTE D - INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales.

NOTE E - PROPERTY:

Property consists of the following:

Land .........................................................   130,000
Building......................................................   420,000
Office furniture .............................................    10,634
Equipment.....................................................    45,103
Software .....................................................     3,189
                                                                 -------
                                                                 608,926
Less accumulated depreciation ................................    15,417
                                                                 -------
       Total .................................................  $593,509
                                                                ========

Depreciation for the six months ended March 31, 2000 amounted to $9,881.

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

NOTE F - OTHER ASSETS:

Organization Costs:

Organization costs in the amount of $1,957 are amortized over sixty months using the straight-line method. Amortization expenses amounted to $180 during the six months ended March 31, 2000 and the total accumulated amortization at March 31, 2000 is $1,542.

NOTE G - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are included in notes payable and total $902,198.

NOTE H - STOCKHOLDERS' EQUITY:

Preferred stock: The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.001 per share. There were no shares issued and outstanding as of March 31, 2000.

Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 10,042,052 shares issued and outstanding as of March 31, 2000.

The Registrant has not paid a dividend to its stockholders.

NOTE I-LEASED EMPLOYEES:

The Registrant uses a third party to employee all personnel including one officer of the Registrant. This third party leases the personnel to the Registrant for a premium of approximately 15% of gross wages paid.

NOTE J- INCOME TAXES:

The Company has net operating loss carryforwards of approximately $600,000 at March 31, 2000 that is available to offset future income tax liability. Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.

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

         Registrant incurred a loss in the amount of $343,164 for the six month period ended March 31, 2000. These losses were anticipated as the Registrant demanded that the level of quality and service be maintained at a high standard experienced by management. Cost of sales in the amount of $175,287 comprised of product purchases, commissions, contract labor, and freight was approximately 79% of sales which is comparable to enterprises in the same industry and similar size. Operating expenses such as leased employees and general and administrative expenses amounted to $373,539 for the six months. As sales increase with expansion the operating expenses should be increase only slightly and place the registrant in a profitable position.

         Revenue:

         Revenue is from the sale of nutritional supplements and body care products sold through its network of distributors. The company also receives additional income through a referral arrangement that it has developed.

         Cost of sales:

         For the six months ended March 31, 2000, cost of sales totaling $175,287 consisted of the following:

              Purchases and inventory sold                           76,242
              Commissions and contract labor                         90,427
              Freight                                                 8,618
                                                                    -------
                    Total                                           175,287
                                                                    =======

         Operating expenses:

         Operating expenses totaling $373,539 for the six months consisted of the following:

              Lease employees                                       179,901
              General and administrative                            193,638
                                                                    -------
                    Total                                           373,539
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

         The Registrant is looking for quality distributors to market its products and hopes to substantially increase its distributor base within one year. The registrant is currently distributing products in 22 states and plans to be in 22 more before the end of the next fiscal year.

         During the second quarter the Registrant initiated an incentive program that allows any distributor to earn new vehicles and other prizes by recruiting other distributors and attaining certain sales goals. This incentive program is titled the Wheel Deal and is expected to expand the operations of the Registrant considerably.

ITEM 3.    LEGAL PROCEEDINGS

No legal proceedings are pending by or against Registrant or their directors, officers or affiliates, and to Registrant's knowledge no such legal proceedings are threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No current matters are pending that would require it to be submitted to the stockholders for a vote.

ITEM 5.    OTHER INFORMATION

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10QSB to be signed on its behalf by the undersigned hereunto duly authorized, this 15th day of May, 2000. Centre Capital Corporation.

     /s/ CATHERINE JACOBS                         By: /s/ KARL JACOBS
     --------------------                             ---------------------
     Catherine Jacobs/                                Karl Jacobs
     Chief Financial Officer                          Chairman of the Board

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27           Financial Data Schedule