Form 10QSB
period 2000-06-30
CENTRE CAPITAL CORP /NV/
filed 2000-08-09
CIK 1084873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000
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



         As of August 1, 2000, Registrant had outstanding 16,902,106 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000


                                      INDEX

PART I            FINANCIAL INFORMATION

     Item 1       Financial Information

                  Condensed Balance Sheets as of June 30, 2000 and September 30, 1999

                  Condensed Statement of Operations for the quarter ended June 30, 2000

                  Condensed Statement of Operations for the nine months ended June 30, 2000

                  Condensed Statement of Cash Flows for the nine months ended June 30, 2000

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

     Item 1       Legal Proceedings

     Item 2       Changes in Securities

     Item 3       Defaults Upon Senior Securities

     Item 4       Submission of Matters to Vote of Security Holders

     Item 5       Other Information

ITEM 1.           FINANCIAL STATEMENTS

                  CENTRE CAPITAL CORPORATION
                  CONDENSED BALANCE SHEET
                  (UNAUDITED)



                                                    June 30            September 30
ASSETS                                                2000                  1999
Current assets:
     Inventory                                    $    66,132           $   141,381
     Deposits                                             830                   830
                                                  -----------           -----------
               Total current assets                    66,962               142,211

Property & equipment (net)                            588,568               598,525
                                                  -----------           -----------

Other assets                                              325                   707
                                                  -----------           -----------

TOTAL ASSETS                                      $   655,855           $   741,443
                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Bank overdraft                              $    36,421           $    57,302
      Notes payable                                 1,354,673               400,000
      Loans from officers                             129,450               159,500
      Other current liabilities                        11,608               560,766
                                                  -----------           -----------
               Total current liabilities            1,532,152             1,177,568

Stockholders' deficit:
      Common stock, $0.001 par value
      50,000,000 shares authorized;
      10,042,052 issued and outstanding                10,042                10,042
      Additional paid in capital                      170,391               170,391
               Accumulated deficit                 (1,056,730)             (616,558)
                                                  -----------           -----------

      Total stockholders' deficit                    (876,297)             (436,125)
                                                  -----------           -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                             $   655,855           $   741,443
                                                  ===========           ===========

   See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Quarter Ended June 30, 2000


Sales - net of returns & allowances          $     97,690

Cost of sales                                      54,423
                                             ------------

Gross margin                                       43,267

Operating expenses
    General and administrative                    132,272
                                             ------------
        Total operating expenses                  132,272
                                             ------------

Interest expense                                    8,003
                                             ------------

Loss before income tax                       $    (97,008)
                                             ------------

Provision for income taxes                             --

Net loss                                     $    (97,008)
                                             ============

Loss per share                                     ($0.01)

Weighted average shares outstanding            10,042,052

See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Nine Months Ended June 30, 2000



Sales - net of returns & allowances          $    319,352

Cost of sales                                     229,710
                                             ------------

Gross margin                                       89,642

Operating expenses
    Leased employees                              179,901
    General and administrative                    325,910
                                             ------------
        Total operating expenses                  505,811
                                             ------------

Interest expense                                   24,003
                                             ------------

Loss before income tax                       $   (440,172)
                                             ------------

Provision for income taxes                             --

Net loss                                     $   (440,172)
                                             ============

Loss per share ($0.04)

Weighted average shares outstanding            10,042,052


   See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF CASH FLOWS
                  (UNAUDITED)
                  For the Nine Months Ended June 30, 2000



Cash flows from operating activities:
    Net loss                                              (440,172)
    Adjustments to reconcile net loss to
    Net cash used by operating activities
    Depreciation and amortization                           15,092
    Changes in working capital:
      Decrease in inventory                                 75,249
      Decrease in accounts payables                       (100,000)
      Decrease in other current liabilities               (449,158)

      Total cash used by operating activities             (898,989)

Cash flows from investing activities:
      Purchase equipment                                    (4,864)
                                                         ---------

      Total cash used  by investing activities              (4,864)

Cash flows from financing activities:
      Repayment of loan from officers                      (80,000)
      Proceeds from loan from officer                       49,950
      Proceeds from notes payable                          954,784
                                                         ---------

      Net cash provided by financing activities            924,734
                                                         ---------

Net increase in cash                                        20,881

Cash overdraft at beginning of the period                  (57,302)

Cash overdraft at end of the period                      $ (36,421)
                                                         =========

See notes to condensed financial statements.

         CENTRE CAPITAL CORPORATION
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE A - UNAUDITED CONDENSED FINANCIAL STATEMENTS:

The accompanying condensed financial statements were prepared by management without audit or review. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financials statements should be read in conjunction with the Form 10-KSB for the initial eight months ended September 30, 1999.


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


Buildings ..............          40 years
Office furniture........           7 years
Equipment ..............           5 years
Software ...............           3 years

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


NOTE C - CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. During the nine months ended June 30, 2000 recorded $8,556 in returned products.

NOTE D - INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales.

NOTE E - PROPERTY:

Property consists of the following:
Land........................................       130,000
Building....................................       420,000
Office furniture............................        10,634
Equipment...................................        45,103
Software....................................         3,189
                                                  --------
                                                   608,926
Less accumulated depreciation...............        20,358
                                                  --------
       Total................................      $588,568
                                                  ========

Depreciation for the nine months ended June 30, 2000 amounted to $14,822.

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

NOTE F - OTHER ASSETS:

Organization Costs:
Organization costs in the amount of $1,957 are amortized over sixty months using the straight-line method. Amortization expenses amounted to $270 during the nine months ended June 30, 2000 and the total accumulated amortization at June 30, 2000 is $1,632.


NOTE G - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are included in notes payable and total $1,104,123.

NOTE H - STOCKHOLDERS' EQUITY:

Preferred stock: The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.001 per share. There were no shares issued and outstanding as of June 30, 2000.

Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 10,042,052 shares issued and outstanding as of June 30, 2000.

The Registrant has not paid a dividend to its stockholders.

NOTE I-LEASED EMPLOYEES:
The Registrant uses a third party to employee all personnel including one officer of the Registrant. This third party leases the personnel to the Registrant for a premium of approximately 15% of gross wages paid.

NOTE J- INCOME TAXES:

The Company has net operating loss carryforwards of approximately $700,000 at June 30, 2000 that is available to offset future income tax liability. Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.

NOTE K - SUBSEQUENT EVENTS:

In July, 2000 the Company entered into an agreement to purchase 58,285 tons of zeolite in exchange for 1,000,000 shares of its restricted common stock. Zeolite is a mineral with many commercial uses. The Company plans to sell this zeolite both at the wholesale and retail level.

The Company entered into a licensing agreement whereby it will receive a 7 1/2% royalty from the sale of an arthritis remedy that will be sold through a network of physicians and chiropractors.

The Company entered into a royalty agreement with Benex Group, Ltd. This agreement will entitle the Company to 5% of the gross revenues of Benex.

During the fourth quarter the Company began an aggressive marketing campaign to market its arthritis relief formula. This marketing effort will include infomercials produced for nation wide television and cable stations.

In the fourth quarter the Company issued 6,060,054 shares of its common stock to retire approximately $900,000 of current debt.

ITEM 2. MANAGEMENT'S DISCUSSION AMD ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Registrant formed its corporation on February 1, 1999. It had acquired most of the assets from an existing Oklahoma corporation and has continued to do business as Vista InterNatural Products 1, Inc. Management has considerable knowledge and experience in the area of multi-level marketing of nutritional supplements and body care products.

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

         Registrant incurred a loss in the amount of $440,172 for the nine month period ended June 30, 2000. These losses were anticipated as the Registrant demanded that the level of quality and service be maintained at a high standard experienced by management. Cost of sales in the amount of $229,710 comprised of product purchases, commissions, contract labor, and freight was approximately 72% of sales for the nine months. Operating expenses such as leased employees and general and administrative expenses amounted to $476,195 for the nine months. As sales increase with expansion the operating expenses should increase only slightly and place the registrant in a profitable position.

         Revenue:

         Revenue is from the sale of nutritional supplements and body care products sold through its network of distributors. The company also receives additional income through a referral arrangement that it has developed.

         Cost of sales:

         For the nine months ended June 30, 2000, cost of sales totaling $229,710 consisted of the following:

              Purchases and inventory sold                           82,542
              Commissions and contract labor                        133,280
              Freight                                                13,888
                                                                     ------
                    Total                                           229,710
                                                                    =======

         Operating expenses:

         Operating expenses totaling $476,195 for the nine months consisted of the following:

              Lease employees                                       179,901
              General and administrative                            296,294
                                                                    -------
                    Total                                           476,195
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

         The Registrant is looking for quality distributors to market its products and hopes to substantially increase its distributor base within one year. The registrant is currently distributing products in 34 states through its distributor base and also sells products internationally trough its website.

         During the second quarter the Registrant initiated an incentive program that allows any distributor to earn new vehicles and other prizes by recruiting other distributors and attaining certain sales goals. This incentive program is titled the Wheel Deal and is expected to expand the operations of the Registrant considerably.

         During the fourth quarter the Registrant will issue approximately 6,000,000 shares of its common stock to pay outstanding current debt in the amount of approximately $900,000.

         Also during the fourth quarter the Registrant negotiated an agreement whereby it will issue 1,000, 000 shares if its common stock for approximately 58,000 tons of zeolite. Zeolite is a mineral that is used in several of the Registrants products and is used in many other commercial applications. Zeolite can be sold by the Registrant both on the wholesale and retail level.

ITEM 3.    LEGAL PROCEEDINGS

No legal proceedings are pending by or against Registrant or their directors, officers or affiliates, and to Registrant's knowledge no such legal proceedings are threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No current matters are pending that would require it to be submitted to the stockholders for a vote.

ITEM 5.    OTHER INFORMATION

None

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10QSB to be signed on its behalf by the undersigned hereunto duly authorized, this 9th day of August, 2000. Centre Capital Corporation.

     /s/ CATHERINE JACOBS                         By: /s/ KARL JACOBS
     --------------------                             ---------------------
     Catherine Jacobs/                                Karl Jacobs
     Chief Financial Officer                          Chairman of the Board

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                         DESCRIPTION
-------                        ------------
Exhibit 27                     Financial Data Schedule