Form 10KSB
period 2000-09-30
CENTRE CAPITAL CORP /NV/
filed 2001-01-16
CIK 1084873

CENTRE CAPITAL CORP /NV/



FILING TYPE:                            10KSB
DESCRIPTION:                            ANNUAL  REPORT
FILING DATE:                            JAN 15, 2001
PERIOD  END:                            SEP 30, 2000


PRIMARY EXCHANGE:                       N/A
TICKER:                                 N/A

                                TABLE OF CONTENTS




             To jump to a section, double-click on the section name.

                                      10KSB

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
                                     EX-27

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Year Ended September 30, 2000
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
        State of Incorporation           (I.R.S. Employer Identification Number)

                   2619 Gravel Drive, Ft. Worth, Texas 76118
               (Address of Principal Executive Offices-zip code)

                                 (817) 284-5365
              (Registrant's telephone number, including area code)

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

                    (1)  Yes  X    No        (2)  Yes  X     No
                             ---      ---             ---       ---


     On September 30, 2000, the Registrant's common stock was trading. At such date, 11,402,621 shares of Registrant's common stock were held by non-affiliates.


     As of September 30, 2000, Registrant had outstanding 18,902,756 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                  FORM 10-KSB
                         YEAR ENDED SEPTEMBER 30, 2000

                                     INDEX


ITEM  1      BUSINESS

ITEM  2      PROPERTIES

ITEM  3      LEGAL  PROCEEDINGS

ITEM  4      SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

ITEM  5      MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM  7      FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY DATA

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

     REGISTRANT. Centre Capital Corporation, the Registrant herein, is a Nevada corporation, whose offices are located at 2619 Gravel Drive, Ft. Worth, Texas 76118. It can be reached by phone at (817) 284-5365 and by fax at (817) 284-8204.

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


EMPLOYEES. Registrant currently has 3 Employees, of whom 2 are executive officers or members of management.

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

CAPITAL STOCK. Registrant has authorized 50,000,000 shares of its $0.001 par value common stock of which 18,902,756 are issued and outstanding.


ITEM  2.     PROPERTIES

Registrant leases approximately 4,000 square feet of office space in Ft. Worth, Texas. Registrant purchased 5 acres of land in Duncan, Oklahoma. This land has 2 existing buildings that are registered with the local historical society. They represent a total of 11,636 square feet in Duncan, Oklahoma.


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

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  STOCK  ANR  RELATED
STOCKHOLDER  MATTERS

The Registrants stock is traded and has been assigned the symbol CCCX. There is currently an active public trading market for Registrant's Common Stock. At September 30, 2000, Registrant had 600 record holders of its Common Stock.

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

     Registrant incurred a loss in the amount of $3,976,362 for the year ended September 30, 2000. These losses were not anticipated as the Company was unable to consummate several mergers that they had anticipated completing. Consulting fees of $3,304,847 were written off in the current year because of the failed mergers. Cost of sales in the amount of $266,909 comprised of product purchases, commissions and freight was approximately 67% which is lower with enterprises in the same industry and similar size. Operating expenses such as advertising, compensation costs, and general and administrative expenses amounted to $770,056 for the year and included costs incurred because of the anticipated merger. Normally, as sales increase with expansion, the operating expenses should be increase only slightly and place the registrant in a profitable position.

Revenue:

     Revenue is from the sale of nutritional supplements and body care products sold through its network of distributors.

Cost of sales:

     For the initial eight months, cost of sales totaling $266,909 consisted of the following:



              Purchases and inventory acquired                       35,550
              Commissions and contract labor                        212,907
              Freight                                                18,452
                                                                    -------
                    Total                                           266,909
                                                                    =======


Operating  expenses:

     Operating expenses totaling $4,074,903 for the year consisted of the following:


              Advertising and selling                                15,404
              Depreciation                                           21,275
              General and administrative                            420,093
              Consulting                                          3,304,847
              Compensation costs                                    313,284
                                                                  ---------
                    Total                                         4,074,903
                                                                  =========

Property:

     During the initial eight months of operations, the registrant purchased two building on three parcels of land located in Duncan, Oklahoma. The building was financed with a short term note payable to the former owner in the amount of $525,000. $125,000 has already been paid on the note leaving a balance of $400,000 to pay by August 20, 2000. At September 30, 2000, the principal balance of $400,000 was in default and the Company is current with its monthly interest payment. The Company is currently trying to restructure the terms with the former owner, or alternately, is trying to sell the property.

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

The products are priced reasonably to the consumer and provide the company with a very favorable profit margin. Registrant's products are produced under FDA guidelines in licensed pharmaceutical laboratories and directly competes with healthcare products that cost more and are often found less effective.

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

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table presents the name, age, and position of each Executive Officer and Director. Each was elected in February of 1999 and all directors serve until replaced.



NAME                          AGE                 POSITION
----                          ---                 --------


Karl Jacobs                   50                 Chairman of the Board

Catherine Jacobs              51                 President

Linda Lohman                  51                 Vice  president

John Marrou                   59                 Chief Financial Officer

Susan McNair                  30                 Secretary

Mark Spradling                42                 Director

Stephen Nibarger              28                 Director


BIOGRAPHICAL  INFORMATION

Set forth below is certain biographical information regarding each of the registrant's Executive Officers and Director.


Karl F. Jacobs, Chairman of the Board and Chief Executive Officer. Mr. Jacobs graduated from Oklahoma State University in 1972 with honors and a Bachelor's of Science Degree in Business Administration. He worked in banking, real estate and insurance and owned and operated retail music and video stores from 1968 to 1995. Since 1995 Mr. Jacobs has been engaged in direct multi-level marketing, achieving numerous performance awards while developing and managing a large multi-level sales organizations

Catherine Jacobs, President. Ms. Jacobs is the wife of Karl Jacobs and has over 14 years experience in the oil and gas industry. She has also trained and managed a large network marketing organization and won numerous performance awards.

Linda Lohman, Vice-President. Ms. Lohman has more than 30 years experience in medical health insurance with Traveler's Insurance Company and she presently has a supervisory position with a major insurance company as Client Administrator while working part-time for Centre.

John Marrou, Chief Financial Officer. Mr. Marrou has been involved in all phases of accounting for over thirty years.

Susan McNair, Secretary. Ms. McNair has been involved inmulti-level direct marketing since 1994 and has trained and developed large sales organizations.

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


ITEM  10.    EXECUTIVE  COMPENSATION


NAME                        CAPACITY                            2000
----                        --------                            ----

Catherine Jacobs            President                          $16,262

Linda  Lohman               Vice-President                     $17,692
                            Financial Officer


ITEM  11.    SECURITY  OWNERSHIP  AND  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2000, the name address and number of shares of Registrants common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Registrant to own beneficially, more than 5% of the then 18,902,756 issued and outstanding shares of Registrant's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.


SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS


CLASS              BENEFICIAL OWNER                          AMOUNT
-----              ----------------                          ------

Common             Karl  Jacobs                              412,500
                   1526  N.  13th  St.
                   Duncan, Oklahoma 73533

Common             Cede  &  Co.                            4,246,649
                   P.O.  Box  222
                   Bowling  Green  Station
                   New York, New York 10274


Common             Vista International Products, Inc.      6,060,704
                   P.O.  Box  750057
                   Duncan, Oklahoma 73533

SECURITY  OWNERSHIP  OF  MANAGEMENT


CLASS                          BENEFICIAL OWNER                   AMOUNT
-----                          ----------------                   ------

Common                         Karl Jacobs                        412,500

Common                         Catherine Jacobs                   102,558

Common                         Linda Lohman                       423,395

Common                         Susan McNair                       132,846

Common                         Mark Spradling                      68,132

Common                         Stephen Nibarger                   300,000

ALL OFFICERS, DIRECTORS & BENEFICIAL PERSONS
AS A GROUP (7 PERSONS)                                          1,439,431



ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Certain beneficial owners have advanced cash and paid expenses and purchased property on behalf of the Registrant.

     During the year ended September 30, 2000, $974,412 was repaid through the issuance of 6,060,704 of common stock of the Company. At the end of the current fiscal year, there remained $5,300 in Advances From Stockholders and $131,650 in Notes Payable, Stockholders.


ITEM  13.    EXHIBITS

Exhibit No.              Description

    27                   Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10KSB to be signed on its behalf by the undersigned hereunto duly authorized, this 15 day of January, 2001. Centre Capital Corporation.

     /s/  JOHN MARROU                              By:  /s/  KARL JACOBS
     --------------------                             ----------------------
     JOHN MARROU/                                     Karl  Jacobs
     Chief Financial Officer                          Chairman of the Board

                         [TURNER STONE & CO. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
Centre Capital Corporation
   and Subsidiary
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Centre Capital Corporation and subsidiary as of September 30, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Centre Capital Corporation and subsidiary as of September 30, 1999 and for the year then ended were audited by other auditors whose report dated November 22, 1999 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable Assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centre Capital Corporation and subsidiary, as of September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Certified Public Accountants
December 26, 2000

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           SEPTEMBER 30, 2000 AND 1999
                           ---------------------------



                                     Assets
                                     ------


                                                  2000      1999
                                                --------  --------
Current assets:

     Cash                                       $      -  $      -
     Accounts receivables, trade net of
          allowance for doubtful accounts
          of $0                                    1,602         -
     Inventory                                   127,041   141,381
     Prepaid expenses                                830     1,537
                                                --------  --------

            Total current assets                 129,473   142,918
                                                --------  --------

Property, plant and equipment, at cost, net of
     accumulated depreciation of $26,812
     and $5,537, respectively                    589,327   598,525
                                                --------  --------

                                                $718,800  $741,443
                                                ========  ========



     The accompanying notes are an integral part of the consolidated financial statements.

                           CENTRE CAPITAL  CORPORATION
                           ---------------------------
                                  AND SUBSIDIARY
                                  --------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           SEPTEMBER 30, 2000 AND 1999
                           ---------------------------



                      Liabilities and Stockholders' Deficit
                      -------------------------------------


                                                            2000         1999
                                                        ------------  -----------
Current liabilities:

     Accounts payable, trade                            $   308,794   $   57,302
     Accrued expenses                                         8,132            -
     Advances from stockholders                               5,300      620,266
     Note payable                                           400,000      500,000
     Notes payable, stockholders                            131,650            -
                                                        ------------  -----------


               Total current liabilities                    853,876    1,177,568
                                                        ------------  -----------


Commitments and contingencies                                     -            -


Stockholders' deficit:

     Common stock, $.001 par value, 50,000,000
          shares authorized, 18,902,756 and 10,042,052
          shares issued and outstanding, respectively        18,902       10,042
     Paid in capital in excess of par                     4,438,942      170,391
     Accumulated deficit                                 (4,592,920)    (616,558)
                                                        ------------  -----------

                                                           (135,076)    (436,125)
                                                        ------------  -----------

                                                        $   718,800   $  741,443
                                                        ============  ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                          CENTRE  CAPITAL  CORPORATION
                          ----------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    YEARS ENDED SEPTEMBER  30, 2000 AND 1999
                    ----------------------------------------



                                             2000         1999
                                         ------------  ----------


Revenues, net of returns and allowances  $   399,742    $279,595

Cost of revenues                             266,909     218,000
                                         ------------  ----------

Gross profit                                 132,833      61,595
                                         ------------  ----------

Operating expenses:

  Advertising and selling                     15,404      42,487
  Depreciation                                21,275       5,537
  General and administrative                 420,093     242,776
  Consulting                               3,304,847           -
  Compensation costs                         313,284     240,422
                                         ------------  ----------

                                           4,074,903     531,222
                                         ------------  ----------

Operating loss                            (3,942,070)   (469,627)


Interest expense                              34,292       2,666
                                         ------------  ----------

Loss before income taxes                  (3,976,362)   (472,293)

Federal and state income taxes                     -           -
                                         ------------  ----------

Net loss                                 $(3,976,362)  $(472,293)
                                         ============  ==========


Loss per share:

Basic                                    $      (.30)  $    (.05)



     The accompanying notes are an integral part of the consolidated financial statements.

                                     CENTRE  CAPITAL  CORPORATION
                                     ----------------------------
                                             AND SUBSIDIARY
                                             --------------
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            ------------------------------------------------
                                YEARS ENDED SEPTEMBER  30, 2000 AND 1999
                                ----------------------------------------


                                                Common Stock       Paid-In    Accumulated
                                             Shares      Amount    Capital      Deficit        Total
                                           -----------  --------  ----------  ------------  ------------
Balance at September 30, 1998               6,881,447   $ 6,881   $  147,863  $  (129,270)  $    25,474

Reverse split of common
     shares 1 for 3                        (4,587,631)   (4,588)       4,588                          -

Issuance of common stock for
     outstanding common stock of VIP        7,748,236     7,749        2,945            -        10,694

Adjustment of equity accounts to give
     effect for reverse merger accounting           -         -       14,995      (14,995)            -

Net loss                                            -         -            -     (472,293)     (472,293)
                                           -----------  --------  ----------  ------------  ------------
Balance at September 30, 1999              10,042,052    10,042      170,391     (616,558)     (436,125)

Issuance of common stock
     for payment of services                2,800,000     2,800    3,297,200                  3,300,000

Issuance of common stock
     to retire debt                         6,060,704     6,060      971,351                    977,411

Net loss                                            -         -            -   (3,976,362)   (3,976,362)
                                           -----------  --------  ----------  ------------  ------------

Balance at September 30, 2000              18,902,756   $18,902   $4,438,942  $(4,592,920)  $  (135,076)
                                           ===========  ========  ==========  ============  ============


      The accompany notes are an integral part of the consolidated financial statements.

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                     YEAR ENDED SEPTEMBER 30, 2000 AND 1999
                     --------------------------------------



                                                           2000         1999
                                                       ------------  ----------

Cash flows from operating activities:

Net loss                                               $(3,976,362)  $(472,293)
                                                       ------------  ----------

Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation                                      21,275       5,537
          Common stock issued for services               3,300,000           -
     Changes in operating assets and liabilities
          Accounts receivable                               (1,602)          -
          Inventories                                       14,340    (112,512)
          Prepaid expenses                                     707       4,296
          Accounts payable                                 251,491     317,466
          Accrued expenses                                   8,132           -
                                                       ------------  ----------

                                                         3,594,343     214,787
                                                       ------------  ----------

              Cash used in operations                     (382,019)   (257,506)
                                                       ------------  ----------

Cash flows from investing activities:


             Purchase of property and equipment            (12,076)   (577,493)
                                                       ------------  ----------

               Cash used in investing activities           (12,076)   (577,493)
                                                       ------------  ----------

Cash flows from financing activities:

          Advances from stockholders                       419,945     330,478
          Repayment of stockholder advances                (57,500)          -
          Proceeds from note payable                             -     525,000
          Repayments of note payable                      (100,000)    (25,000)
          Proceeds from notes payables, stockholders       154,150           -
          Repayment of stockholder advances                (22,500)          -
                                                       ------------  ----------


               Cash provided by financing activities       394,095     830,478
                                                       ------------  ----------

Net increase (decrease) in cash                                  -      (4,521)

Cash at beginning of period                                                  -
                                                       ------------  ----------

Cash at end of period                                  $         -   $       -
                                                       ============  ==========



     The accompanying notes are an integral part of the consolidated financial statements.

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business  and  operations
-------------------------

Centre Capital Corporation, d/b/a Vista InterNatural Products 1, resulted from the merger of Centre Capital Corporation (CCC) with Vista InterNatural Products 1, Inc., (VIP) on June 1, 1999. The Company packages and markets health and beauty care products through a multi-level marketing program to customers located in the southwestern United States.

CCC was incorporated in the state of Nevada on September 6, 1988 and, prior to its merger with VIP, the Company had limited operations most recently owning the rights to distribute and sell a product used for the control of fire ants.

VIP was incorporated in the state of Nevada on February 1, 1999 to distribute and sell health and beauty care products.

On June 1, 1999, CCC issued 7,748,236 common stock shares in exchange for all of the outstanding common stock shares of VIP. In connection with and prior to the merger, CCC effected a one for three reverse split of its common stock. Stockholders' deficit has been restated to give retroactive recognition to the stock split for all periods presented, such that all references in the accompanying consolidated financial statements to number of shares, per share amounts and par value of common stock have been restated.

The transaction was accounted for as a reverse merger using the purchase method of accounting under Accounting Principles Board Opinion No. 16 with VIP being the acquirer for financial reporting purposes. The purchase price of the net assets acquired has been allocated among the net assets based on their relative fair values. No portion of the purchase price was allocated to goodwill.

Results of operations of CCC are included in the accompanying consolidated statements of operations beginning June 1, 1999. Results of operations on a pro form basis for the year ended September 30, 1999, assuming the acquisition occurred as of October 1, 1998, are as follows.

                    Revenues          $ 279,595
                    Net Loss          $(504,946)

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary, Vista InterNatural Products 1, Inc. (VIP) each of which have fiscal years ending September 30th. All material intercompany transactions, accounts and balances have been eliminated in the consolidation.

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis  of  presentation  and  going  concern  uncertainty
---------------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and, as of September 30, 2000, has a working capital deficit of approximately $724,403 and was in default on its building loan. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The Company is pursuing the sale of its building and land in Oklahoma and attempting to raise additional equity capital. In addition, the Company is downsizing its Fort Worth facilities and plans to concentrate on current product sales and finding other products to sale.

Management believes that these steps will provide the Company with the opportunity to achieve its objectives of increasing sales and meeting obligations to its creditors and stockholders alike. There is, however, no assurance that the steps taken or programs in place will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management  estimates
---------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Cash  flows
-----------

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. None of the Company's cash is restricted.

Revenue  recognition
--------------------

The Company primarily sales its products to distributors through a multi-level marketing approach. Sales to distributors are made pursuant to agreements that provide the distributors with certain rights of return on unsold merchandise (Note 4). Revenues from such sales are recognized upon shipment. Revenue from direct sales are also recognized upon shipment of product.

Advertising  costs
------------------

Advertising costs, which consist primarily of sales catalogues and promotional brochures, are charged to expense as incurred. For the years ended September 30, 2000 and 1999, advertising expense totaled $15,404 and $37,935, respectively.

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Property  and  equipment
------------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to forty years. At September 30, 2000 and 1999, property and equipment was comprised of the following.


                                      2000       1999
                                    ---------  ---------

     Land                           $130,000   $130,000
     Building                        420,000    420,000
     Equipment                        50,628     41,500
     Furniture and fixtures           15,511     12,562
                                    ---------  ---------
                                     616,139    604,062
     Less accumulated depreciation   (26,812)    (5,537)
                                    ---------  ---------

                                    $589,327   $598,525
                                    =========  =========

Inventories
-----------

Inventory consists of health and beauty care products and is stated at the lower of cost or net realizable value (market) and it consists of finished goods that have not been shipped to customers. The cost of inventory is determined using the first-in, first-out method.

Loss  per  share
----------------

For the years ended September 30, 2000 and 1999, basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding totaling 13,203,085 and 10,042,052, respectively.

Long-lived  assets
------------------

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. The Company incurred no impairment of long-lived assets charge during the years ended September 30, 2000 and 1999.

Stock  based  incentive  program
--------------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not granted any options or warrants however, it plans to use the accounting prescribed by APB Opinion No. 25. As such, the Company will be required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied.

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

2.     ADOPTION  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedge asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this new standard in July 1999 did not affect its financial statements.

3.     PROMISSORY  NOTE  PAYABLE
       -------------------------

On July 30, 1999, the Company purchased land and a building located in Duncan, Oklahoma and executed an 8% per annum promissory note in the amount of $ 525,000 secured by the land and building. The note is payable $25,000 on August 31, 1999 , $100,000 on October 31, 1999 and the balance on July 31, 2000. Interest is payable monthly. At September 30, 2000 the principal balance of this note is in default and the Company is current with its monthly interest payments.

4.     COMMITMENTS  AND  CONTINGENCIES

Leases
------

The Company conducts its operations from facilities leased located in Ft. Worth, Texas under non-cancelable operating lease agreements expiring through 2003. For the years ended September 30, 2000 and 1999, rent expense approximated $32,000 and $18,000 respectively. Future minimum rental payments required under the terms of these leases are as follows.

                 Year  Ended
                 September 30         Amount
                 ------------         ------

                    2001            $  51,310
                    2002               40,600
                    2003               40,895
                    2004                3,410
                                    ---------

                                    $ 136,215
                                    =========

Legal  matters
--------------

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position, operating results or cash flows.

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Product  warranties
-------------------

The Company offers a money back guarantee on all products sold for a period of one year. The accompanying financial statements do not contain any reserve for such claims based on its history of minimal product returns.

5.     RELATED  PARTY  TRANSACTIONS

Notes  payable,  stockholders
-----------------------------

During the year ended September 30, 2000, the Company issued notes payable to various stockholders of $154,150, which bears interest at 8.0% per annum. During the year ended September 30, 2000 the Company repaid $22,500. At September 30, 2000, unpaid stockholder notes totaled $131,650 and accrued interest payable on these notes totaled $2,289.

Advances  from  stockholders
----------------------------

During the years ended September 30, 2000 and 1999, the Company received advances from various stockholders of $419,945 and $620,266, respectively. During the year ended September 30, 2000 and 1999, $57,500 and $0 was repaid, respectively. In addition, during the year ended September 30, 2000, $977,412 of these advances were repaid through the issuance of 6,060,704 of common stock shares. At September 30, 2000 and 1999, unpaid stockholder advances total $5,300 and $620,266, respectively.

6.     INCOME  TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended September 30, 2000 and 1999 is as follows.


                                                        2000          1999
                                                    ------------   ----------

        Tax benefits computed at statutory rate     $(1,351,963)   $(160,580)
        Increase  in  valuation  allowance            1,350,729      159,553
        Permanent  differences                            1,234        1,027
                                                    ------------   ----------

                                                    $         -    $       -
                                                    ============   ==========

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

As of September 30, 2000 the Company has approximately $4.58 million of regular net operating losses to offset future federal income taxes. These carryforwards expire in the year 2009 through 2010. As a result of this net operating loss carryforwards the Company has a deferred tax asset of $1,559,332, which has been fully offset by a valuation allowance.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code of 1986. If the Company has an "ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal net operating losses could be reduced.

7.     OTHER  STATEMENT  OF  CASH  FLOWS  DISCLOSURES

For the years ended September 30, 2000 and 1999 , supplemental disclosures of cash flow information is as follows:

                                                        2000            1999
                                                   -------------    ------------

Cash  paid  for  interest                          $     34,292     $      2,666
Cash  paid  for  income  taxes                                -                -
Non-cash investing and financing activities:
     Issuance of common stock in payment of
       stockholder  loans                          $    977,411                -
     Issuance of common stock in exchange for
       services                                    $  3,300,000                -
Issuance of common stock in reverse merger                    -     $    116,490

8.     FINANCIAL  INSTRUMENTS

The Company's financial instruments, which potentially subject it to credit and other risks, consists of its cash, accounts receivable, note payable and notes and advances from stockholders.

Cash
----

The Company maintains its cash in bank deposit and other accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks involving its cash.

Accounts  receivable,  trade
----------------------------

The Company accounts receivable result from credit card sales. The Company does not issue credit to its customers. Management believes their accounts receivable are fairly stated at estimated net realizable amounts and not exposed to any significant credit risks.

Note  payable
-------------

Management believes the carrying value of the note payable represents the fair value of this financial instrument because its terms are similar to those in the lending market for comparable debt with comparable risks.

                           CENTRE CAPITAL CORPORATION
                           --------------------------
                                 AND SUBSIDIARY
                                 --------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Notes  and  advances  from  stockholders
----------------------------------------

Management believes the carrying value of these notes and advances represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

                                  EXHIBIT INDEX


Exhibit
  No.           Description
-------         -----------

  27            Financial Data Schedule