Form 10QSB
period 2000-12-31
CENTRE CAPITAL CORP /NV/
filed 2001-02-14
CIK 1084873

CENTRE CAPITAL CORP /NV/



                           FILING  TYPE:     10QSB
                            DESCRIPTION:     QUARTERLY  REPORT
                           FILING  DATE:     FEB  15,  2001
                           PERIOD   END:     DEC  31,  2000


                      PRIMARY  EXCHANGE:     OVER THE COUNTER BULLETIN BOARD
                                 TICKER:     CCCX

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
             To jump to a section, double-click on the section name.


                                 10QSB OTHERDOC


      Part I. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
      ITEM 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
      Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .      2
      Income Statement. . . . . . . . . . . . . . . . . . . . . . . .      3
      Income Statement2 . . . . . . . . . . . . . . . . . . . . . . .      3
      Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . .      4
      Table5. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
      ITEM 2. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
      Table6. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
      ITEM 3. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
      ITEM 4. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
      ITEM 5. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

                     Annual  Report  Under  Section  13  or  15(d)
                     of  the  Securities  Exchange  Act  of  1934

                       For  the  Quarter  Ended  December  31,  2000
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

              (1)  Yes  X   No                  (2)  Yes  X   No
                       ---     ---                       ---      ----



         As of December 31, 2000, Registrant had outstanding 18,902,756 shares of Common Stock.

                           CENTRE  CAPITAL  CORPORATION

                                   FORM  10-QSB
                           QUARTER  ENDED  DECEMBER  31,  2000


                                      INDEX

PART  I           FINANCIAL  INFORMATION


     Item  1      Financial  Information

                  Condensed  Balance  Sheets  as  of  December  31,  2000

                  Condensed Statement of Operations for the quarter ended December 31, 2000

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

     Item  1      Legal  Proceedings

     Item  2      Changes  in  Securities

     Item  3      Defaults  Upon  Senior  Securities

     Item  4      Submission  of  Matters  to  Vote  of  Security  Holders

     Item  5      Other  Information

ITEM 1.           FINANCIAL STATEMENTS

                  CENTRE CAPITAL CORPORATION
                  CONDENSED BALANCE SHEET
                  (UNAUDITED)


                                                    December 31         September 30
ASSETS                                                2000                  2000
Current assets:
     Inventory                                    $   117,862           $   127,041
     Credit cards receivable                              294                 1,602
     Deposits                                             830                   830
                                                  -----------           -----------
               Total current assets                   118,986               129,473

Property & equipment (net)                            585,822               589,327
                                                  -----------           -----------

                                                  -----------           -----------

TOTAL ASSETS                                      $   704,808           $   718,800
                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Bank overdraft                              $    52,220           $    76,771
      Notes payable                                   400,000               400,000
      Loans from officers                             145,425               145,082
      Other current liabilities                      237,7708               232,023
                                                  -----------           -----------
               Total current liabilities              835,415               853,876

Stockholders' deficit:
      Common stock, $0.001 par value
      50,000,000 shares authorized;
      18,902,756 issued and outstanding                18,902                18,902
      Additional paid in capital                    4,438,942             4,438,942
               Accumulated deficit                 (4,588,452)           (4,592,920)
                                                  -----------           -----------

      Total stockholders' deficit                    (130,608)            (135,076)
                                                  -----------           -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                             $   704,808           $   718,800
                                                  ===========           ===========


      See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Quarter Ended December 31, 2000


Sales - net of returns & allowances          $     49,255

Cost of sales                                      27,517
                                             ------------

Gross margin                                       21,548


Operating expenses
    General and administrative                     29,674
                                             ------------
        Total operating expenses                   29,674
                                             ------------

Interest expense                                      --

Other Income                                       12,594
                                             ------------

Income before income tax                     $    (4,468)

Provision for income taxes                            --

Net Income                                   $    (4,468)
                                             ============

Incomer share                                  ($0.00023)

Weighted average shares outstanding            18,902,756


See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF CASH FLOWS
                  (UNAUDITED)
                  For the Three Months Ended December 31, 2000


Cash flows from operating activities:
    Net Income                                               4,468
    Adjustments to reconcile net loss to
    Net cash used by operating activities
    Depreciation and amortization                            3,555
    Changes in working capital:
      Decrease in inventory                                  9,179
      Decrease in accounts receivable                        1,309
      Increase in accounts payables                          5,747
      Increase in other current liabilities                    343
                                                          ---------

Total cash used by operating activities                     24,601
                                                          ---------
Cash flows from investing activities:
      Purchase equipment                                       (50)
                                                          ---------

      Total cash used  by investing activities                 (50)
                                                          ---------

Net increase in cash                                        24,551

Cash overdraft at beginning of the period                  (76,771)

Cash overdraft at end of the period                      $ (52,220)
                                                          =========


See notes to condensed financial statements.

         CENTRE  CAPITAL  CORPORATION
         NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS

NOTE  A  -  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS:

The accompanying condensed financial statements were prepared by management without audit or review. These financial statements have not been examined by independent public accountants. Management believes that these financial statements present fairly, in all material respects, the information set forth therein. However, certain disclosures required by generally accepted accounting principles have been omitted or condensed. These financials statements should be read in conjunction with the Form 10-KSB for the year ended September 30, 2000.

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

Income  per  Common  Share:
Income applicable to common share is based on the weighted average number of shares of common stock outstanding during the period.

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

NOTE  C  -  CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. During the three months ended December 30, 2000 recorded $189 in returned products.

NOTE  D  -  INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales.

NOTE  E  -  PROPERTY:

Property consists of the following:

Land........................................       130,000
Building....................................       420,000
Office furniture, equipment & software......        60,189
                                                  --------
                                                   610,189
Less accumulated depreciation...............        30,367
                                                  --------
       Total................................      $579,822
                                                  ========

Depreciation  for  the  three months ended December 31, 2000 amounted to $3,555.

Land and Building:
In August, 1999 the registrant purchased land and 2 buildings located in Duncan, Oklahoma to be used as an office and distribution and storage facility. $50,000 was paid down at closing. The registrant also incurred a payable in the amount of $100,000 for ninety days bearing no interest. The balance of $400,000 is included in notes payable. This note bears interest at 8% per annum and is due August 20, 2000. Payments were made through August 2000. Management is currently trying to sell the buildings or negotiate to deed the property back to the original owner and mortgage holder. No depreciation is currently being taken.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are included in notes payable and total $145,425.

NOTE  H  -  STOCKHOLDERS'  EQUITY:

Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 18,902,756 shares issued and outstanding as of December 31, 2000.

The  Registrant  has  not  paid  a  dividend  to  its  stockholders.

NOTE  I-LEASED  EMPLOYEES:  We  no  longer  lease  employees.

NOTE  J-  INCOME  TAXES:

The Company has net operating loss carryforwards of approximately $4,50,000 at December 31, 2000 that is available to offset future income tax liability. Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.

NOTE  K  -  SUBSEQUENT  EVENTS:

Nothing  to  report.

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

          Registrant incurred a gain in the amount of $4,468 for the three month period ended December 31, 2000, partly a result of expense cutting measures put in place by management to reduce overhead. This gain was unanticipated. Cost of sales in the amount of $27,517 comprised of product purchases, commissions, contract labor, and freight was approximately 56% of sales for the three months. Operating expenses such as general and administrative expenses amounted to $29,674 for the three months. Other Income in the amount of $12,594 represents uncashed commission checks dated prior to July 1, 2000 that have been cancelled.

          Revenue:

          Revenue is from the sale of nutritional supplements and body care products sold through its network of distributors.

         Cost  of  sales:

         For the three months ended December 31, 2000, cost of sales totaling $27,517 consisted of the following:

              Purchases and inventory sold                            9,851
              Commissions and contract labor                         15,708
              Freight                                                 1,959
                                                                     ------
                    Total                                            27,517
                                                                    =======

         Operating expenses:

         Operating expenses totaling $29,674 for the three months consisted of the following:

              General and administrative                             29,674
                                                                    -------
                    Total                                            29,674
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

          The products are priced reasonably to the consumer and provide the company with a very favorable profit margin. Registrant's products are produced under FDA guidelines in licensed pharmaceutical laboratories and directly compete with healthcare products that cost more and are often found less effective.

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

      /s/  JOHN  MARROU                         By:  /s/  KARL  JACOBS
      --------------------                           ---------------------
      John Marrou/                                   Karl  Jacobs
      Chief  Financial  Officer                      Chairman  of  the  Board