Form 10QSB
period 2001-03-31
CENTRE CAPITAL CORP /NV/
filed 2001-05-09
CIK 1084873

CENTRE CAPITAL CORP /NV/



                            FILING  TYPE:    10QSB
                            DESCRIPTION:     QUARTERLY  REPORT
                            FILING  DATE:    MAY  15,  2001
                            PERIOD  END:     MARCH  31,  2001


                       PRIMARY EXCHANGE:     OVER THE COUNTER BULLETIN BOARD
                                 TICKER:     CCCX

                                Table of Contents


--------------------------------------------------------------------------------

            To jump to a section, double-click on the section name.

                                 10QSB OTHERDOC


Part I                                                                    2
ITEM 1                                                                    2
Balance Sheet                                                             2
Income Statement                                                          3
Income Statement2                              Error! Bookmark not defined.
Cash Flow Statement                                                       4
Table5                                                                    7
ITEM 2                                                                    8
Table6                                                                    9
ITEM 3                                                                   10
ITEM 4                                                                   10
ITEM 5                                                                   10

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended March 31, 2001
                         Commission File No. ___________

                           CENTRE CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

       Nevada                                         87-0385103
State of Incorporation                   (I.R.S. Employer Identification Number)

                    2692 Gravel Drive, Ft. Worth, Texas 76118


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

              (1)  Yes  X   No                  (2) Yes  X   No
                       ----      ----                   ----       ----



         As of March 31, 2001, Registrant had outstanding 18,902,756 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                   FORM 10-QSB
                           QUARTER ENDED March 31, 2001


                                      INDEX

PART I            FINANCIAL INFORMATION


     Item 1       Financial Information

                  Condensed Balance Sheets as of March 31, 2001

                  Condensed Statement of Operations for the quarter ended March 31, 2001

                  Notes to Condensed Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II           OTHER INFORMATION

     Item 1       Legal Proceedings

     Item 2       Changes in Securities

     Item 3       Defaults Upon Senior Securities

     Item 4       Submission of Matters to Vote of Security Holders

     Item 5       Other Information

ITEM  1.     FINANCIAL  STATEMENTS

                           CENTRE CAPITAL CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                         March 31,     December 31
ASSETS                                      2000          2000
                                        ------------  ------------
Current assets:
    Cash                                $       798
    Inventory                                96,130   $   117,862
    Credit cards receivable                     776           294
    Deposits                                    830           830

    Total current assets                     98,534       118,986

Property & equipment (net)                  582,272       585,822
                                        ------------  ------------


TOTAL ASSETS                                680,806   $   704,808
                                        ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Bank overdraft                                    $    52,805
    Notes payable                       $   400,000       400,000
    Loans from officers                     243,508       144,875
    Other current liabilities               191,254       237,759
                                        ------------  ------------
    Total current liabilities               834,762       835,439

Stockholders' deficit:
    Common stock, $0.001 par value
    50,000,000 shares authorized;
    18,902,756 issued and outstanding        18,902        18,902
    Additional paid in capital            4,438,942     4,438,942
    Accumulated deficit                  (4,611,800)   (4,588,475)
                                        ------------  ------------

    Total stockholders' deficit            (153,956)     (130,631)
                                        ------------  ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                   $   680,806   $   704,808
                                        ============  ============

                           CENTRE CAPITAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      For the Quarter Ended March 31, 2001



Sales - net of returns & allowances                     $   34,067

Cost of sales                                               46,711
                                                       ------------

Gross margin                                               (12,644)


Operating expenses
  General and administrative                                69,086
                                                       ------------
  Total operating expenses                                  69,086
                                                       ------------

Interest expense                                              (921)

Other Income                                                59,327
                                                       ------------

Income before income tax                               $   (23,324)

Provision for income taxes                                      --

Net Income                                             $   (23,324)
                                                       ============

Incomer share                                           ($0.001234)

Weighted average shares outstanding                     18,902,756

See notes to condensed financial statements.

                           CENTRE CAPITAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                    For the Three Months Ended March 31, 2001


Cash flows from operating activities:
  Net Income                                               (23,324)
  Adjustments to reconcile net loss to
Net cash used by operating activities
  Depreciation and amortization                              3,550
  Changes in working capital:
    Decrease in inventory                                   21,731
    Increase in accounts receivable                           (482)
    Decrease in accounts payables                          (46,505)
    Increase in notes payable                               98,633
                                                       ------------

Total cash used by operating activities                     76,927
                                                       ------------

Cash flows from investing activities:
  Purchase equipment                                             0
                                                       ------------


  Total cash used  by investing activities                       0
                                                       ------------

Net increase in cash                                        53,603

Cash overdraft at beginning of the period                  (52,805)
                                                       ------------

Cash at end of the period                              $       798
                                                       ============

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


Buildings  . . . . . . . . . . . . . . . . .  40 years
Office  furniture. . . . . . . . . . . . . .  7  years
Equipment. . . . . . . . . . . . . . . . . .  5  years
Software . . . . . . . . . . . . . . . . . .  3  years


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


NOTE  C  -  CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. During the three months ended March 31, 2001, it recorded no returned product.

NOTE  D  -  INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales.

NOTE  E  -  PROPERTY:



Property  consists  of  the  following:

Land . . . . . . . . . . . . . . . . . . .  130,000
Building . . . . . . . . . . . . . . . . .  420,000
Office furniture, equipment & software . .   66,189
                                           --------
                                            610,189
Less  accumulated  depreciation. . . . . .   33,917
                                           --------
       Total . . . . . . . . . . . . . . . $576,272
                                           ========



Depreciation  for  the  three  months  ended March 31, 2001, amounted to $3,550.

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

NOTE  G  -  RELATED  PARTY  TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are included in notes payable and total $243,508.

NOTE  H  -  STOCKHOLDERS'  EQUITY:


Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 18,902,756 shares issued and outstanding as of March 31, 2001.

The  Registrant  has  not  paid  a  dividend  to  its  stockholders.

NOTE  I-LEASED  EMPLOYEES:
The  Company  no  longer  leases  employees.

NOTE  J-  INCOME  TAXES:

The Company has net operating loss carryforwards of approximately $4,540,000 at March 31, 2001, that is available to offset future income tax liability.
Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.

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

PRODUCTS:

     The Registrant currently offers a line of nutritional supplements, personal care, home and auto, and pest control products of the highest quality. Several of these products are manufactured exclusively for the Registrant who contracts with independent manufacturers to produce its products in accordance with the highest quality standards attainable. All dietary and nutritional supplements are produced in licensed pharmaceutical laboratories for maximum quality control.

     The Registrant anticipates its inventory requirements on a ninety day forward requirement. The Registrant also carries a substantial quantity of preprinted packaging supplies to avoid unnecessary delays.

     Registrant incurred a loss in the amount of ($23,324) for the three month period ended March 31, 2001. Cost of sales in the amount of $46,711 comprised of product purchases, commissions, and contract labor was approximately 137% of sales for the three months, such amount being extra-ordinary and a one-time event. Operating expenses such as general and administrative expenses amounted to $69,086 for the three months, such amount being extra-ordinary and a one-time event. Other Income in the amount of $59,327 represents primarily uncashed commission checks dated prior to January 1, 2001, that have been cancelled.

     Revenue:

     Revenue is from the sale of nutritional supplements and body care products sold through direct sales to customers and retail distributors.

     Cost of sales:

     For the three months ended March 31, 2001, cost of sales totaling $46,711 consisted of the following:

              Purchases  and  inventory  sold                        36,011
              Commissions  and  contract  labor                       6,748
              Freight                                                 3,952
                                                                    -------
                    Total                                            46,711
                                                                    =======

     Operating  expenses:

     Operating expenses totaling $69,086 for the three months consisted of the following:

              General  and  administrative                           69,086
                                                                    -------
                    Total                                            69,086
                                                                    =======


Liquidity  and  Capital  Resources:


     The registrant has financed its operations since inception through sales revenue and by cash advances by several individuals.

MARKET  ANALYSIS:

     During the three month period ended March 31, 2001, management began implementation of a new strategy. Overhead was drastically reduced to eliminate unnecessary expense. In an attempt to reduce fixed costs, the Registrant has eliminated several warehouses. The Registrant has retained a fulfillment center to process orders. This has enabled Registrant to reduce employees needed. Product distribution through multi-level marketing was discontinued due to disappointing sales. Slow moving products were reduced in price and are being liquidated. Certain products such as QuikStart, Revive Him. Revive Her, Chitosan, and Protection Plus will continue to be inventoried and directly marketed to retail distributors and existing customers. In addition, management is researching new avenues to direct market the remaining products to new customer bases. Registrant believes its products can compete favorably with similar products on the market on a nationwide basis. Financing for advertising and national distribution is being sought from reliable sources.

     A Look to the Future:

     The Registrant has relied on financing from certain individuals to fund its operations. However, management is now actively seeking outside funding to pursue its direct sales program. Management believes there is a great opportunity to secure a substantial market share of nutritional supplement sales. The market for nutritional supplements grows dramatically every week in the United States, and the Registrant believes its high quality products can compete favorably with other healthcare products on the market that cost more and are often found to be less effective.

     The Registrant believes very strongly in the future dynamic growth if the Company. With the proper funding, the current financial position of the Company can be greatly enhanced to provide greater shareholder value.

ITEM  3.    LEGAL  PROCEEDINGS

     Because of diminished cash flow from sales, the Registrant is in negotiation with creditors to resolve outstanding balances. While several creditors have accepted these arrangements, it is anticipated that one or more creditors may seek a legal remedy for the debt outstanding to them.


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

     /s/  JOHN  MARROU                           By:  /s/  KARL  JACOBS
     -------------------------                        --------------------------
     John  Marrou/                                    Karl  Jacobs
     Chief  Financial  Officer                        Chairman of the Board