Form 10QSB
period 2001-06-30
CENTRE CAPITAL CORP /NV/
filed 2001-08-10
CIK 1084873

CENTRE CAPITAL CORP /NV/



                       FILING TYPE:  10QSB
                       DESCRIPTION:  QUARTERLY REPORT
                       FILING DATE:  AUGUST 14, 2001
                       PERIOD  END:  JUNE 30, 2001


                  PRIMARY EXCHANGE:  OVER THE COUNTER BULLETIN BOARD
                            TICKER:  CCCX

                                TABLE OF CONTENTS




             To jump to a section, double-click on the section name.

                                 10QSB OTHERDOC

Part I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
ITEM 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Income Statement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Income Statement2 . . . . . . . . . . . . . . . . . ERROR! BOOKMARK NOT DEFINED.
Cash Flow Statement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
Table5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
ITEM 2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
Table6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
ITEM 3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
ITEM 4 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
ITEM 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2001
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

              (1)  Yes   X   No               (2) Yes   X   No
                        ---      ---                   ---      ---



         As of June 30 2001, Registrant had outstanding 18,902,756 shares of Common Stock.

                           CENTRE CAPITAL CORPORATION

                                   FORM 10-QSB
                           QUARTER ENDED June 30, 2001


                                      INDEX

PART I          FINANCIAL INFORMATION


     Item 1     Financial Information

                Condensed Balance Sheets as of June 30, 2001

                Condensed Statement of Operations for the quarter ended June 30, 2001

                Notes to Condensed Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II         OTHER INFORMATION

     Item 1     Legal Proceedings

     Item 2     Changes in Securities

     Item 3     Defaults Upon Senior Securities

     Item 4     Submission of Matters to Vote of Security Holders

     Item 5     Other Information

ITEM 1.           FINANCIAL STATEMENTS

                  CENTRE CAPITAL CORPORATION
                  CONDENSED BALANCE SHEET
                  (UNAUDITED)


                                                June 30,             March 31
ASSETS                                              2001                  2001

Current assets:
     Cash                                    $     - -             $       798
     Inventory                                    68,465                96,130
     Credit cards receivable                          24                   776
     Deposits                                        830                   830

               Total current assets               69,319                98,534

Property & equipment (net)                       578,722               582,272
                                             ------------          ------------



TOTAL ASSETS                                     648,041           $   680,806
                                             ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Cash overdaft                           $      227           $       - -
      Notes payable                              400,000               400,000
      Loans from officers                        243,833               243,508
      Other current liabilities                  254,021               191,254
                                             ------------          ------------
               Total current liabilities         898,081               834,762

Stockholders' deficit:
      Common stock, $0.001 par value
      50,000,000 shares authorized;
      18,902,756 issued and outstanding           18,902                18,902
      Additional paid in capital               4,438,942             4,438,942
      Accumulated deficit                     (4,707,884)           (4,611,800)
                                             ------------          ------------

      Total stockholders' deficit               (250,040)             (153,956)
                                             ------------          ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                        $   648,041           $   680,806
                                             ============          ============

                  See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF OPERATIONS
                  (UNAUDITED)
                  For the Quarter Ended June 30, 2001


Sales - net of returns & allowances          $    10,044

Cost of sales                                     35,450
                                             ------------

Gross margin                                     (25,406)

Operating expenses
    General and administrative                    70,722
                                             ------------
        Total operating expenses                  70,722
                                             ------------

Interest expense                                     - -

Other Income                                          46
                                             ------------

Income before income tax                     $   (96,082)
                                             ------------

Provision for income taxes                            --

Net Income                                   $   (96,082)
                                             ============

Incomer share                                 ($0.005082)

Weighted average shares outstanding           18,902,756

                  See notes to condensed financial statements.

                  CENTRE CAPITAL CORPORATION
                  CONDENSED STATEMENT OF CASH FLOWS
                  (UNAUDITED)
                  For the Three Months Ended June 30, 2001


Cash flows from operating activities:
    Net Income                                             (96,082)
    Adjustments to reconcile net loss to
Net cash used by operating activities
    Depreciation and amortization                            3,550
    Changes in working capital:
      Decrease in inventory                                 27,665
      Decrease in accounts receivable                          752
      Increase in accounts payables                         62,765
      Increase in notes payable                                325
                                                         ----------

Total cash used by operating activities                     95,057
                                                         ----------

Cash flows from investing activities:
      Purchase equipment                                         0
                                                         ----------

      Total cash used  by investing activities                   0
                                                         ----------

Net decrease in cash                                        (1,025)

Cash beginning of the period                                   798
                                                         ----------

Cash at end of the period                                $    (227)
                                                         ==========


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

NOTE C - CONCENTRATIONS:

Product warranty: The Company offers a money back guarantee on all products sold for a period of one year. During the three months ended June 30, 2001, it recorded no returned product.

NOTE D - INVENTORY:

The Company purchases a finished product and maintains an inventory stated at cost. The Company uses the first in first out method in valuing its inventory. All damaged and unmarketable product is reflected in cost of sales.

NOTE E - PROPERTY:

Property consists of the following:

Land........................................       130,000
Building....................................       420,000
Office furniture, equipment & software......        66,189
                                                  --------
                                                   616,189
Less accumulated depreciation...............        37,467
                                                  --------
       Total................................      $578,722
                                                  ========

Depreciation for the three months ended June 30, 2001, amounted to $3,550.

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

NOTE G - RELATED PARTY TRANSACTIONS:

Certain shareholders of the Company have advanced cash to the Company and also paid expenses and acquired equipment on the Company's behalf. These advances are included in notes payable and total $243,832.

NOTE H - STOCKHOLDERS' EQUITY:

Common stock: The Company is authorized to issue 50,000,000 common shares of at a par value of $0.001 per share. These shares have full voting rights. There were 18,902,756 shares issued and outstanding as of June 30, 2001.

The Registrant has not paid a dividend to its stockholders.

NOTE I-LEASED EMPLOYEES:
The Company no longer leases employees.

NOTE J- INCOME TAXES:

The Company has net operating loss carryforwards of approximately $4,707,000 at June 30, 2001, that is available to offset future income tax liability. Approximately $137,000 is net operating losses acquired as a result of the merger. No deferred tax asset has been recognized for the operating loss carryforward as any valuation allowance would reduce the benefit to zero. These losses begin to expire in 2009.

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

         Registrant incurred a loss in the amount of ($96,082) for the three month period ended June 30, 2001. Cost of sales in the amount of $35,450 comprised of product purchases, commissions, and contract labor was approximately 303% of sales for the three months. Operating expenses such as general and administrative expenses amounted to $70,722 for the three months, such amount being extra-ordinary and a one-time event. Other Income in the amount of $46 represents miscellaneous income.

         Revenue:

         Revenue is from the sale of nutritional supplements and body care products sold through direct sales to customers and retail distributors.

         Cost of sales:

         For the three months ended June 30, 2001, cost of sales totaling $46,711 consisted of the following:

              Purchases and inventory sold                           30,704
              Commissions and contract labor                          4,502
              Freight                                                   244
                                                                    -------

                    Total                                            35,450
                                                                    =======

         Operating expenses:

         Operating expenses totaling $70,722 for the three months consisted of the following:

              General and administrative                             70,722
                                                                    -------
                    Total                                            70,722
                                                                    =======

Liquidity and Capital Resources:

         The registrant has financed its operations since inception through sales revenue and by cash advances by several individuals.

MARKET ANALYSIS:

During the three month period ended June 30, 2001, management continued implementation of a new marketing strategy that began in the period ending March 31, 2001. Overhead was drastically reduced to eliminate unnecessary expense and waste. In an attempt to reduce fixed costs, the Registrant has eliminated several warehouses. The Registrant has retained a fulfillment center to process orders. This has enabled Registrant to reduce employees needed. Slow moving products are being liquidated through reduced pricing. Certain products such as QuikStart, Revive Him. Revive Her, and Chitosan will continue to be inventoried and directly marketed to retail distributors and existing customers. In addition, management is researching new avenues to direct market the remaining products to new customer bases. Registrant believes its products can compete favorably with similar products on the market on a nationwide basis. Financing for advertising and national distribution will be needed for a national marketing expansion, and management is actively seeking new capital from reliable resources.

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