Form 10QSB
period 2004-12-31
GOLDEN HEALTH HOLDINGS, INC.
filed 2005-12-06
CIK 1084873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended December 31, 2004.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number 000-25845

GOLDEN HEALTH HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong

 (Address of principal executive offices)

+852 3580 0105

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

The number of shares of common stock, par value $.001 per share, of the issuer as of November 15, 2005 was 161,998,672 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Transitional small business disclosure format (check one) Yes ☐  No ☒

ITEM 1. FINANCIAL STATEMENTS.

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

As of
December 31,
2004
(Unaudited)

ASSETS

Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible note payabe	$200,000
Accrued expenses	2,000

Total current liabilities	202,000

Stockholders’ deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized, 45,798,672 issued and outstanding	45,799
Accumulated deficit	(247,799)

Total stockholders’ deficit	(202,000)

$—

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended
December 31,
2004

Sales and revenues	$—

Cost of sales	—

Gross profit	—

General and administrative expenses	2,000

Loss before provision for income taxes	(2,000)

Income taxes	—

Net loss	$(2,000)

Earnings per share - basic and diluted	$(0.00)

Weighted average number of shares - basic and diluted	45,798,672

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Total
	Common stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity (deficit)

Balance at September 30, 2004	45,798,672	$45,799	$(245,799)	$(200,000)

Net loss	—	—	(2,000)	(2,000)

Balance at December 31, 2004	45,798,672	$45,799	$(247,799)	$(202,000)

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(Unaudited)

Three months ended
December 31,
2004

Cash flows provided by (used for) operating activities:
Net loss	$(2,000)

Changes in assets and liabilities:
Increase (decrease) in liabilities
Accrued expenses	2,000

Net cash provided by (used for) operating activities	—

Net increase (decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of the period	$—

FORWARD-LOOKING STATEMENTS

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT.  FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “COULD,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “PLAN,” “PREDICT,” “PROBABLE,” “POSSIBLE,” “SHOULD,” “CONTINUE,” OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Centre Capital Corporation (“Centre”), the predecessor of Golden Health Holdings, Inc. (the “Company”), was incorporated in Nevada on September 6, 1988.  On September 24, 2001, Centre filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada.  Centre emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on February 12, 2002 with no remaining assets or liabilities.  In August 2003, Centre entered into a share exchange agreement with the principals of Guangzhou Genghai Technology Development Co., Ltd. (“Genghai”) and issued 30,480,000 shares of Centre’s Common Stock to Genghai in exchange for all the outstanding shares of Genghai.  However, the principals of Genghai failed to transfer the stock of Genghai to Centre. Centre incurred $200,000 in auditing and legal expenses, which expenses were financed by a secured loan from the Professional Traders Fund .  The loan was secured with 27,599,640 shares of common stock of Centre owned by Mr. Zhijian Lu and Ms. Wu Ge.

On April 15, 2004, a Certificate of Amendment to the Articles of Incorporation of Centre Capital Corporation was filed with the Secretary of State of Nevada, changing its name to Golden Health Holdings, Inc.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  The evaluation was carried out by our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”).   Based upon this evaluation, the Certifying Officers have concluded that the design and operation of our disclosure controls and procedures are effective.  Such disclosure controls and procedures are designed to ensure that material information is made known to the Certifying Officers, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

3.1	Articles of Incorporation of Centre Capital Corporation, filed September 6, 1988.(1)
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, filed April 15, 2004.(2)
3.3	Bylaws of Centre Capital Corporation dated December 22, 1995.(3)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by Reference to Centre Capitol Corporation’s Registration Statement No. 000-25845 on Form 10-SB as filed April 22, 1999.

(2) Incorporated by Reference to Golden Health Holdings, Inc.’s Report on Form 8-K as filed May 11, 2004.

(3) Incorporated by Reference to Centre Capitol Corporation’s Registration Statement No. 000-25845 on Form 10-SB as filed April 22, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

Date: November 24, 2005

By:	/s/ Hoi-ho Kiu
Hoi-ho Kiu
Chief Executive Officer and Director