Form 10QSB
period 2005-03-31
GOLDEN HEALTH HOLDINGS, INC.
filed 2005-12-06
CIK 1084873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005.

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

+852 3580 0105

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

The number of shares of common stock, par value $.001 per share, of the issuer outstanding as of November 15, 2005 was 161,998,672 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Transitional small business disclosure format (check one) Yes ☐  No ☒

ITEM 1. FINANCIAL STATEMENTS.

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

As of
March 31,
2005
(Unaudited)

ASSETS

Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible note payabe	$200,000
Accrued expenses	3,000

Total current liabilities	203,000

Stockholders’ deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock - $0.001 par value, 50,000,000 shares authorized, 45,798,672 issued and outstanding	45,799
Accumulated deficit	(248,799)

Total stockholders’ deficit	(203,000)

$—

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Six Months Ended
March 31,
2005

Sales and revenues	$—

Cost of sales	—

Gross profit	—

General and administrative expenses	3,000

Loss before provision for income taxes	(3,000)

Income taxes	—

Net loss	$(3,000)

Earnings per share - basic and diluted	$(0.00)

Weighted average number of shares - basic and diluted	45,798,672

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Total
	Common stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity (deficit)

Balance at September 30, 2004	45,798,672	$45,799	$(245,799)	$(200,000)

Net loss	—	—	(3,000)	(3,000)

Balance at March 31, 2005	45,798,672	$45,799	$(248,799)	$(203,000)

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(Unaudited)

Six months ended
March 31,
2005

Cash flows provided by (used for) operating activities:
Net loss	$(3,000)

Changes in assets and liabilities:
Increase (decrease) in liabilities
Accrued expenses	3,000

Net cash provided by (used for) operating activities	—

Net increase (decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of the period	$—

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

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no past, pending or, to our knowledge, threatened litigation or administrative actions which, in our opinion, have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Centre Capital Corporation, filed September 6, 1988.(1)
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, filed April 15, 2004. (2)
3.3	Bylaws of Centre Capital Corporation dated December 22, 1995.(3)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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