Form 10QSB
period 2005-06-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2005-12-06
CIK 1084873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended June 30, 2005.

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Centre Capital Corporation’s Registration Statement
No. 000-25845 on Form 10-SB as filed April 22, 1999 and (ii) Golden Health Holdings, Inc.’s Report on Form 8-K as filed May 11, 2004.

ITEM 1. FINANCIAL STATEMENTS.

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED BALANCE SHEET

(Unaudited)

As of
June 30,
2005
(Unaudited)

ASSETS

Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible note payabe	$200,000
Accrued expenses	4,000

Total current liabilities	204,000

Stockholders’ deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock - $0.001 par value, 50,000,000 shares authorized, 45,798,672 issued and outstanding	45,799
Accumulated deficit	(249,799)

Total stockholders’ deficit	(204,000)

$—

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Nine Months Ended
June 30,
2005

Sales and revenues	$—

Cost of sales	—

Gross profit	—

General and administrative expenses	4,000

Loss before provision for income taxes	(4,000)

Income taxes	—

Net loss	$(4,000)

Earnings per share - basic and diluted	$(0.00)

Weighted average number of shares - basic and diluted	45,798,672

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Total
	Common stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity (deficit)

Balance at September 30, 2004	45,798,672	$45,799	$(245,799)	$(200,000)

Net loss	—	—	(4,000)	(4,000)

Balance at June 30, 2005	45,798,672	$45,799	$(249,799)	$(204,000)

GOLDEN HEALTH HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(Unaudited)

Nine months ended
June 30,
2005

Cash flows provided by (used for) operating activities:
Net loss	$(4,000)

Changes in assets and liabilities:
Increase (decrease) in liabilities
Accrued expenses	4,000

Net cash provided by (used for) operating activities	—

Net increase (decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of the period	$—

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