Form 10KSB
period 2001-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2005-12-23
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  000-25845

Golden Health Holdings, Inc.

(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong

(Address of principal executive offices)

Registrant’s Telephone Number: +852 3580 0105

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenue for its most recent fiscal year:  $0

There was no active public market as of December 18, 2005.

The number of shares of common stock, par value $.001 per share, of the registrant as of December 6, 2005 was 161,998,672 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐  No ☒

Transitional small business disclosure format (check one) Yes ☐  No ☒

DOCUMENTS TO BE INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Centre Capital Corporation’s Registration Statement No. 000-25845 on Form 10-SB as filed April 22, 1999, (ii) Golden Health Holdings, Inc.’s Report on Form 8-K as filed May 11, 2004, (iii) Golden Health Holdings, Inc.’s Report on Form 8-K as filed November 7, 2005, (iv) ) Golden Health Holdings, Inc.’s Report on Form 8-K as filed November 23, 2005, (v) Golden Health Holdings, Inc.’s Report on Form 8-K as filed December 15, 2005, and (vi) Centre Capital Corporation’s Report on Form 8-K as filed August 13, 2003.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to the “Company” or the” Registrant”,” we”, “our” or” us” means Golden Health Holdings, Inc. and its subsidiaries.

Table of Contents

Form 10-KSB Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Registrant was incorporated in Nevada on September 6, 1988. On September 24, 2001, the Registrant filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada.  The Registrant emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on February 12, 2002 with no remaining assets or liabilities.

On September 30, 2005, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Joy Power International Holdings Limited, a Hong Kong corporation (“Joy Power”), and the stockholders thereof which sets forth the terms and conditions of the business combination of the Company and Joy Power through the exchange by the Joy Power Stockholders of their interests therein for shares of common stock, par value $0.001 per share, of the Registrant, as a result of which Joy Power became a wholly-owned subsidiary of the Registrant.

On November 17, 2005 the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Joy Power and Dalian Fengming International Recreation Town Co., Ltd. (“Dalian Fengming”), which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town (the “Recreation Town”) through the exchange of 100% of the beneficial ownership interests of Recreation Town for shares of preferred stock of the Registrant, such that Recreation Town would became wholly-owned by Joy Power.

On November 30, 2005, the Registrant entered into a revised Sale and Purchase Agreement (the “Revised Agreement”) with Joy Power, Dalian Fengming and Ms. Hoi-ho Kiu, President and Secretary of Joy Power and CEO and a Director of the Registrant which amended the sale consideration of Recreation Town to be 38 million renminbi (“RMB”) (approximately $4.75 million) payable by Ms. Kiu in six months from the date of the Revised Agreement to Dalian Fengming.  Ms. Kiu will transfer 100% of the beneficial ownership interests of Recreation Town to Joy Power in exchange for 32,000,000 shares of common stock of the Registrant.  The Registrant will not issue the shares to Ms. Kiu until the Registrant receives written confirmation from Ms. Kiu that Dalian Fengming had the proper legal title of Recreation Town.

The Company currently will be operating through its wholly owned subsidiary, Joy Power International Holdings Limited, a Hong Kong corporation.

Joy Power International Holdings Limited

General

Joy Power was formed in February 2005 in Hong Kong and commenced business in June 2005.

Joy Power is principally engaged in the sale of various personal care products.  Through its Swiss and Malaysian OEM manufacturers, Joy Power positions itself as a Swiss and Malaysian personal care products import agent in Hong Kong.  Joy Power has also developed a customer bonus point rewards program and Joy Power has more than 800 active customers in Hong Kong and Southern China.  The reward program has encouraged customers to introduce further customers to purchase Joy Power’s products.

To distinguish Joy Power from other multi-level marketing companies, we do not distribute our products to the public through “pyramid” or network marketing systems.  Instead, regular customers are encouraged to either repeat purchase our products or introduce new customers to purchase our products by a simple “bonus points” system.  After completion of every business development stage as pre-budgeted by management, the cash equivalent value of such bonus points will be calculated by management by sharing a discretionary pool of “marketing awards” in cash declared by Joy Power.  It is the existing practice of Joy Power to allocate approximately 65% of our gross sales receipts of all first-time purchases of our customers and declare such as marketing awards to be shared by the bonus points owners.  In the four months ended September 30, 2005, we encouraged frequent repurchasing habits of our active customers.  Stimulated by the effect of deregulation of inbound tourists from China to Hong Kong since June 2003, Joy Power experienced significant growth in the number of customers in the form of Chinese tourists.

Presently, Joy Power sells more than 50 personal care products ranging from a skin care series to health energy pillows. The price list of our products ranges from US$13 to more than US$600.

Sales and Marketing

As of September 30, 2005, Joy Power employed a total of five salespeople, experienced in the direct marketing field. This sales force operates with key customer groups as defined by the senior management.  Management anticipates that it will expand its sales force in line with increasing levels of business in the next twelve months.

Manufacturers

As of September 30, 2005, Joy Power had five manufacturing and service provision partners ranging from a spa center to skin health products manufacturers.  Each of such business partners will provide their products or services exclusively to Joy Power.

Joy Power has established a rigid quality control system with its product manufacturers and service providers, requiring their respective senior management to be accountable directly to the CEO of Joy Power. Joy Power has appointed quality control coordinators in Hong Kong and Malaysia to carry out sampling, test evaluation, audit and other quality control procedures focusing on:

•                            supply quality and sourcing procedures;

•                            factory equipment and workshop maintenance;

•                            manufacturing process, multistage audit and sampling;

•                            test and evaluation of finished products; and

•                            periodic examination and testing of final products.

Joy Power is dependent upon its product manufacturers and service providers to manufacture its products and provision of skin care services. If the relationship with any of these business partners were to terminate or if the terms of the contract with any of these manufacturers became onerous, it would have a material adverse effect on Joy Power’s business, prospects, financial condition and results of operation.

Additionally, if Joy Power’s business increases significantly and the manufacturers have reached their maximum annual production of the products, Joy Power might not be able to meet our customers’ demands, which would have a material adverse effect on our business, prospects, financial condition and results of operation.

Competition

Joy Power believes that it is the only company in Hong Kong and Southern China to develop and commercially implement our distinctive marketing reward systems to encourage frequent repeat purchases by our customers.

The principal health care product competitors of Joy Power are Amway and NuLife, both of which market health care and food supplement products.  The principal competitors of Joy Power in skin care services are Sau Sun Tong and various small skin care operators in Hong Kong.

Any products that Joy Power markets will have to compete for market acceptance and market share. An important factor in this competition may be timing in introducing competitive products. Accordingly, the relative speed with which Joy Power can obtain advanced health care products and be supplied commercial quantities of the product will be important competitive factors.

Regulation

Joy Power’s products are not subject to stringent regulations in Hong Kong and China.  However, if Joy Power does not comply with applicable requirements, it may suffer penalties, including import detentions, fines or civil penalties, injunctions or suspensions or losses of regulatory approvals, a forced recall or seizure of products, operating restrictions, and criminal prosecution.

As of September 30, 2005, Joy Power was not subject to the regulations of any jurisdiction other than Hong Kong and China.

Employees

As of September 30, 2005, Joy Power had ten employees.  Of the ten employees, two employees are in administration, five employees are in sales, and three executives are in management and corporate finance. None of Joy Power’s employees are represented by labor unions.  Joy Power believes that is employee relations are good.

Joy Power’s primary hiring sources for its employees include promotion from within, team member referrals, print and Internet advertising and direct recruiting.  All of Joy Power’s marketing employees are highly skilled and highly educated and subject to rigorous recruiting standards.  Joy Power attracts talent from numerous sources, including higher learning institutions, colleges and industry.  Competition for these employees is intense. If Joy Power fails to attract highly experienced and qualified employees, it could have a material adverse effect on Joy Power’s business, prospects, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant’s principal office is the same as its wholly owned subsidiary, Joy Power International Holdings Limited (“Joy Power”) which is located at Unit 979, 9/F., HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong, which is leased from an independent third party under a lease dated October 10, 2005 covering a lease period from October 10, 2005 to October 9, 2007 at monthly rental of approximately $1,520 for approximately 1,252 square feet.  All of our operations are conducted from this facility.

Previously, Joy Power conducted its operations at Room 03, 17/F, Fee Tat Commercial Centre, 613 Nathan Road, Mongkok, Kowloon, Hong Kong, which was leased from an independent third party under a lease dated May 19, 2005 covering a lease period from May 13, 2005 to May 12, 2007 at monthly rental of approximately $1,600 for approximately 900 square feet.   Currently, Joy Power provides this commercial unit to an independent skin care service provider and operates a spa centre for Joy Power’s customers.

ITEM 3.  LEGAL PROCEEDINGS

There are no past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is not currently trading or quoted on the public markets.

Holders

As of December 6, 2005 there were approximately 600 holders of record of the Company’s common stock.

Dividend Policy

The Company has never paid cash or other dividends and does not expect to pay any cash or other dividends in the foreseeable future with respect to its common stock. The Company’s future dividend policy will depend upon its earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors. The Company presently intends to retain any earnings which it may realize in the foreseeable future to finance its growth.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities

For the fiscal year ended September 30, 2001, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D.

Purchases of Equity Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 24, 2001, the Registrant filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada.  The Registrant emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on February 12, 2002 with no remaining assets or liabilities.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.  Registrant had been without an audit firm since 2001 until its recent change in control as reported on Current Report on Form 8-K/A dated November 18, 2005.  On November 21, 2005, Registrant engaged Madsen & Associates CPA’s, Inc., Murray, Utah, as its audit firm subject to ratification by Registrant’s shareholders at its next annual shareholders meeting.  The new audit firm has not been consulted on the application of accounting principles of any specific completed or contemplated transaction of the Registrant nor have they been consulted on any type of audit opinion that might be rendered on the Registrant’s financial statements and either written or oral advice was provided that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue.  To the best knowledge of current management of the Registrant, there were no disagreements with Registrant’s last audit firm.

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Former Directors and Officers

The individuals below served as officers or directors of the Company during the Fiscal year ending September 30, 2001:

NAME	AGE	POSITION	TERM(S) OF OFFICE
Karl Jacobs	55	Chairman of the Board	February 1999 to September 2001
Catherine Jacobs	56	President	February 1999 to September 2001
Linda Lohman	56	Vice President	February 1999 to September 2001
John Marrou	64	Chief Financial Officer	February 1999 to September 2001
Susan McNair	35	Secretary	February 1999 to September 2001

Mark Spradling	47	Director	February 1999 to September 2001
Stephen Nibarger	33	Director	February 1999 to September 2001

Karl F. Jacobs, former Chairman of the Board and Chief Executive Officer, graduated from Oklahoma State University in 1972 with honors and a Bachelor’s of Science Degree in Business Administration.  He worked in banking, real estate and insurance and owned and operated retail music and video stores from 1968 to 1995. From 1995 to 2001, Mr. Jacobs had been engaged in direct multi-level marketing, achieving numerous performance awards while developing and managing large multi-level sales organizations.

Catherine Jacobs, former President, was the wife of Karl Jacobs and had over 14 years experience in the oil and gas industry.  She also trained and managed a large network marketing organization and won numerous performance awards.

Linda Lohman, former Vice-President, had more than 30 years experience in medical health insurance with Traveler’s Insurance Company and held a supervisory position with a major insurance company as Client Administrator while working part-time for the Company.

John Marrou, former Chief Financial Officer, had been involved in all phases of accounting for over thirty years.

Susan McNair, former Secretary, had been involved in multi-level direct marketing since 1994 and had trained and developed large sales organizations.

Mark Spradling, former Director, owned and operated a construction and real estate company since Duncan, Oklahoma. He has also worked in multi-level marketing since 1994 and trained and developed a large sales organization nationwide.

Stephen Nibarger, former Director, was a Technology Manager for a Fortune 500 Company in Dallas, Texas. Mr. Nibarger has considerable experience in multi-level marketing and direct sales.

Current Directors and Officers

The individuals below were appointed to the offices next to their names effective October 3, 2005.

NAME	AGE	POSITION	TERM(S) OF OFFICE
Hoi-ho Kiu	43	Director, Chief Executive Officer	October 3, 2005 to present
Maggie Kwok	33	Director, Chief Financial Officer	October 3, 2005 to present
Fu-fai Yip	30	Director, Secretary	October 3, 2005 to present

The following is a brief description of the business background of each of the Directors and officers of the Registrant:

Fu-fai Yip, Director and Secretary.  Mr. Yip has been the founder of Joy Power since May 2005.  He was a merchant and responsible to lead the formulation of business strategies for Golden Health. Prior to setup of Joy Power, he was a senior manager of Kei Fu Finance Warranty Company Limited, a medium sized finance company in Hong Kong, from January 1998 to May 2005.

Hoi-ho Kiu, Director and Chief Executive Officer.  Since September 2005, Ms. Kiu has been the chief executive officer of Joy Power.  She has over 20 years of experience in doing businesses in China. Prior to joining Joy Power, she was an assistant general manager of Beijing Hua Xin Group, a Chinese state-owned real estate conglomerate from March 1995 to September 2005.

Maggie Kwok, Director and Chief Financial Officer.  Since July 2005, Ms. Kwok has been the CFO of Joy Power. Ms. Kwok holds a master’s degree in business administration and has over ten years of experience in accounting and corporate finance. Prior to joining Joy Power, she was the proprietor of Win Dragon Consultants Limited, an accounting and company secretarial advisory company in Hong Kong from October 1998 to July 2005.

Each director holds office (subject to the Company’s By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. All of the Company’s executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified.  There are no family relationships between any of the Company’s directors and executive officers.

The Company does not have a Compensation Committee, an Audit Committee or a Nominating Committee.  The Board of Directors of the Company plans to expand the number of members on the board and create an independent Compensation Committee, Audit Committee and a Nominating Committee.

Legal Proceedings

Neither the Company nor any of its officers and directors is party to current or pending legal proceedings.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company.  The Code of Ethics, attached hereto as Exhibit 14.0 is also posted on the Company’s website at rgglife.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), as amended for the Company’s fiscal year ending September 30, 2001, none of the directors or officers of the Company filed Form 4 Statements of Changes in Beneficial Ownership with regards to end of their tenures with the company in September 2001. This omission coincided with the Company’s voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada, during which period the Company ceased to file its reports pursuant to the 1934 Act.

ITEM 10. EXECUTIVE COMPENSATION

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
Name and Title	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards (Common Stock)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)		(#)	($)	($)
Karl Jacobs, CEO and Chairman	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
	1999	$40,000	0	0	0	0	0	0
Catherine Jacobs, President	2001	0	0	0	0	0	0	0
	2000	$16,262	0	0	0	0	0	0
	1999	$35,000	0	0	0	0	0	0
Linda Lohman, Vice-President	2001	0	0	0	0	0	0	0
	2000	$17,692	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0
John Marrou, Chief Financial Officer	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
	1999
Susan McNair, Secretary	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0
Mark Spradling, Director	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0
Stephen Nibarger, Director	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0

For the year ended September 30, 2001 and as of December 18, 2005, the Company did not have any employment agreements with its executives or staff.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons).  However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended September 30, 2001 and as of December 18, 2005, directors received no compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of Golden Health common stock immediately following the Transaction by (i) each person known by the Registrant to beneficially own 5% or more of the outstanding shares; (ii) the Registrant’s officers and directors; (iii) the Registrant’s officers and directors as a group; and (iv) the Designated Directors who will replace the Registrant’s current directors.

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security.  A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date.  Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.  This table is calculated based upon 161,998,672 shares of common stock outstanding.

NAME AND ADDRESS	NUMBER OF SHARES		PERCENTAGE OWNED
Zhijian Lu*+	14,249,400	(2)	8.8%
Aowo Loding House
Shennanzhonglu,Shenzhen
Guangdong, PRC
Wu Ge*+	13,350,240	(2)	8.2%
No. 41-302, Shengpingjie,
Shijingxu, Guangzhou
Guangdong, PRC
Fu-fai Yip**+	54,000,000		33.3%
Room 03, 17/F.,
Fee Tat Commercial Centre,
613 Nathan Road, Mongkok,
Kowloon, Hong Kong
Hoi-ho Kiu**	0		0%
Room 03, 17/F.,
Fee Tat Commercial Centre,
613 Nathan Road, Mongkok,
Kowloon, Hong Kong
Maggie Kwok	0		0%
Room 03, 17/F.,
Fee Tat Commercial Centre,
613 Nathan Road, Mongkok,
Kowloon, Hong Kong
All ex-Directors as	27,599,640		17.0%
a group (two persons)
All current Directors and Officers	54,000,000		33.3%
as a group (three persons)

* Denotes former Director of the Company

** Denotes Director and Officer

+ Denotes 5% or more beneficial ownership interest

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None for the period covered by this report.

ITEM 13.  EXHIBITS

Exhibit	Description

2.1	Share Exchange and reorganization Agreement, dated June 25, 2003.(1)
2.2	Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005.(2)
3.1	Articles of Incorporation of Centre Capital Corporation, filed September 6, 1988.(3)
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, filed April 15, 2004.(4)
3.3	Bylaws of Centre Capital Corporation dated December 22, 1995.(5)
10.1	Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005.(6)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s filing on Form 8K as filed August 13, 2003.

(2) Incorporated by reference to the Company’s filing on Form 8K as filed November 7, 2005.

(3) Incorporated by Reference to Centre Capitol Corporation’s Registration Statement No. 000-25845 on Form 10-SB as filed April 22, 1999.

(4) Incorporated by Reference to Golden Health Holdings, Inc.’s Report on Form 8-K as filed May 11, 2004.

(5) Incorporated by Reference to Centre Capitol Corporation’s Registration Statement No. 000-25845 on Form 10-SB as filed April 22, 1999.

(6) Incorporated by reference to the Company’s filing on Form 8K as filed December 15, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor and Tax Advisor

None.

Audit Fees

None.

Audit Related Fees

None.

Tax Fees

None

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

By:	/s/ Yu-fai Yip
Yu-fai Yip
Director and Secretary

Dated: December 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive	December 18, 2005
/s/ Hoi-ho Kiu	Officer and Director
Hoi-ho Kiu	(Principal Executive
Officer)

	Chief Financial Officer,	December 18, 2005
/s/ Maggie Kwok	(Principal Financial and Accounting
Maggie Kwok	Officer) and Director

	Secretary	December 18, 2005
/s/ Yu-fai Yip	and Director
Yu-fai Yip

Golden Health Holdings, Inc.

Condensed balance sheet (unaudited, in USD)

As of September 30, 2001

Assets

Total assets	—

Liabilities and Stockholders’ Equity

Liabilities	—

Stockholders’ equity
Common stock
50,000,000 shares authorized, $0.001 par value, 125,754 shares issued and outstanding	126
Additional paid-in capital	(126)

Total Stockholders’ Equity	—

Total Liabilities and Stockholders’ Equity	—

Golden Health Holdings, Inc.

Condensed statement of operations (unaudited, in USD)

For the year ended September 30, 2001

Net sales	$—
Cost of sales	—
Gross profit	—
General and administrative expenses	—
Losses from operation	—
Income tax	—
Net loss for the year	$—

Earning per share - basic and diluted	$—

Weighted average number of shares - basic and diluted	125,754

Golden Health Holdings, Inc.

Condensed statement of stockholders’ equity (unaudited, in USD)

For the year ended September 30, 2001

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit

Balance at September 30, 2000	125,754	$126	$(126)	$—

Net loss	—	—	—	—

Balance at September 30, 2001	125,754	$126	$(126)	$—

Golden Health Holdings, Inc.

Condensed statement of cash flows (unaudited, in USD)

Increase (decrease) in cash and cash equivalents

For the year ended September 30, 2001

Cash flows provided by (used for) operating activities:
Net loss	$—

Net increase (decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of the period	$—