Form 10KSB
period 2002-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2005-12-23
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the fiscal year ended September 30, 2002.

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

Any reference to the “Company” or the” Registrant”,” we”, “our” or” us” means Golden Health Holdings, Inc., its predecessors and its subsidiaries.

2

Table of Contents

Form 10-KSB Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

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

ITEM 3.  LEGAL PROCEEDINGS.

There are no past, pending or, to our knowledge, threatened litigation or administrative actions which in our opinion have had or are expected to have a material adverse effect upon our business, prospects financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant’s common stock is not currently trading or quoted on the public markets.

Holders

As of December 18, 2005 there were approximately 600 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

For the year ended September 30, 2002, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D.

Purchases of Equity Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Former Officer and Director

Brice Scheschuk, 34, served as President, Secretary, Treasurer and Director of the Registrant from February 2002 to September 2003. Since April 2001, Mr. Scheschuk had also been the Corporate Controller of Leitch Technology Corp. a provider of hardware and software for broadcasters. From August 1998 until March 2001, Mr. Scheschuk was the Vice President of Finance and the Secretary of Level Jump Financial Group, Inc. (and predecessor companies), a company that was engaged in investor relations and was the owner of a broker-dealer. Concurrently with his tenure with the Company, Mr. Scheschuk was also a director in the following private Ontario, Canada companies: Brave Consulting Corporation, Web Host Industry

Review, Inc., SydneyRouze Corp., Domain Name Essentials, Inc. and 13th Domain, Inc. Mr. Scheschukreceived a bachelors degree from Dalhousie University in Halifax, Nova Scotia,Canada. He is a Canadian Chartered Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), as amended for the Company’s fiscal year ending September 31, 2002, no Section 16(a) reports were filed. During this period. Brice Scheschuk failed to file a Form 3 Statement of Initial Beneficial Ownership of Securities to coincide with the beginning of his tenure in February 2002.

ITEM 10. EXECUTIVE COMPENSATION.

For the period covered by this report and for the Fiscal year ending September 30, 2001, no compensation was paid to officers or directors of the Company. For the fiscal year ending September 20, 2000, Catherine Jacobs, former President of the Company, was paid cash compensation in the amount of $16,262 and Linda Lohman, former Vice President of the Company was paid cash compensation in the amount of $17,692.

For the year ended September 30, 2002 and as of December 18, 2005, the Company did not have any employment agreements with its executives or staff.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons).  However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended September 30, 2002 and as of December 18, 2005 directors received no compensation for their services as directors.

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

Name and Address	Number of Shares		Percentage Owned

Zhijian Lu*+ Aowo Loding House Shennanzhonglu,Shenzhen Guangdong, PRC	14,249,400	(2)	8.8%

Wu Ge*+ No. 41-302, Shengpingjie, Shijingxu, Guangzhou Guangdong, PRC	13,350,240	(2)	8.2%

Fu-fai Yip**+ Room 03, 17/F., Fee Tat Commercial Centre, 613 Nathan Road, Mongkok, Kowloon, Hong Kong	54,000,000		33.3%

Hoi-ho Kiu** Room 03, 17/F., Fee Tat Commercial Centre, 613 Nathan Road, Mongkok, Kowloon, Hong Kong	0		0%

Maggie Kwok Room 03, 17/F., Fee Tat Commercial Centre, 613 Nathan Road, Mongkok, Kowloon, Hong Kong	0		0%

All ex-Directors as a group (two persons)	27,599,640		17.0%

All current Directors and Officers as a group (three persons)	54,000,000		33.3%

* Denotes former Director of the Company

** Denotes Director and Officer

+ Denotes 5% or more beneficial ownership interest

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

(1)   Incorporated by reference to the Company’s filing on Form 8Kas filed August 13, 2003.

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

None.

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
Yu-fai Yip

Golden Health Holdings, Inc.

Condensed balance sheet (unaudited, in USD)

As of September 30, 2002

Assets

Total assets	—

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable - related parties	13,072
Accounts payable	1,149

Total liabilities	14,221

Stockholders’ deficit
Common stock
50,000,000 shares authorized, $0.001 par value,
125,754 shares issued and outstanding	126
Additional paid-in capital	1,374
Stocks subscription received	50,000
Accumulated deficit	(65,721)

Total Stockholders’ Deficit	(14,221)

Total Liabilities and Stockholders’ Deficit	—

Golden Health Holdings, Inc.

Condensed statement of operations (unaudited, in USD)

For the year ended September 30, 2002

Net sales	$—
Cost of sales	—
Gross profit	—
Impairment of goodwill	(50,000)
General and administrative expenses	(15,721)
Losses from operation	(65,721)
Income tax	—
Net loss for the year	$(65,721)

Earning per share - basic and diluted	$(0.52)

Weighted average number of shares - basic and diluted	125,754

Golden Health Holdings, Inc.

Condensed statement of stockholders’ equity (unaudited, in USD)

For the year ended September 30, 2002

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit

Balance at September 30, 2001	125,754	$126	$(126)	$—

Capital contribution - expenses	—	—	1,500	—

Net loss	—	—	—	(65,721)

Balance at September 30, 2002	125,754	$126	$1,374	$(65,721)

Golden Health Holdings, Inc.

Condensed statement of cash flows (unaudited, in USD)

Increase (decrease) in cash and cash equivalents

For the year ended September 30, 2002

Cash flows provided by (used for) operating activities:
Net loss	$(65,721)

Adjustments to reconcile net loss to cash used for operating activities
Changes in accounts payable	14,221
Capital contribution - expenses	1,500

Net cash provided by (used for) operating activities	(50,000)

Cash flows from financing activities:
Common stock subscriptions received	50,000

Net increase (decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of the period	$—

Supplemental disclosure of cash flow information:

Non-cash activities:

Capital contribution - expenses	$1,500