Form 10KSB
period 2003-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2005-12-23
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2003.

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

Financial Statements

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

Recent Sales of Unregistered Securities

In August 2003, the Registrant entered into a Share Exchange Agreement with the principals of Guangzhou Genghai Technology Development Co., Ltd. (“Genghai”) and issued 30,480,000 shares of the Registrant’s Common Stock to them in exchange for all the equity interests in Genghai.  The financial advisors to Genghai, also received an aggregate of 2,289,475 shares of the Registrant’s Common Stock.  However, the principals of Genghai failed to transfer the equity stock of Genghai into the Registrant and incurred $200,000 expenses of auditing costs and legal expenses financed by a secured loan from Professional Traders Fund using 27,599,640 shares owned by Zhijian Lu and Wu Ge, directors of the Registrant as collateral.

For the year ended September 30, 2003, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Former Directors and Officers

NAME	AGE	POSITION	TERM(S) OF OFFICE
BRICE SCHESHUK	34	PRESIDENT, SECRETARY, TREASURER AND DIRECTOR	FEBRUARY 2002 TO SEPTEMBER 2003
Zhijian Lu	50	Chairman, CEO	September 2003 to October 2005
Wu Ge	44	Director, CFO	September 2003 to October 2005
Yuanping Ji	46	Director	September 2003 to October 2005
Hongzhong Hu	32	Director	September 2003 to October 2005

The following is a brief description of the business background of each of the former Directors and officers of the Registrant:

Brice Scheschuk served as President, Secretary, Treasurer and Director.  Since April 2001,  Mr. Scheschuk had also been the Corporate Controller of Leitch Technology Corp. a provider of hardware and software for broadcasters. From August 1998 until March 2001, Mr. Scheschuk was the Vice President of Finance and the Secretary of Level Jump Financial Group, Inc. (and predecessor companies), a company that was engaged in investor relations and was the owner of a broker-dealer. Concurrently with his tenure with the Company, Mr. Scheschuk was also a director in the following private Ontario, Canada companies: Brave Consulting Corporation, Web Host Industry Review, Inc., Sydney Rouze Corp., Domain Name Essentials, Inc. and 13th Domain, Inc. Mr. Scheschuk received a bachelors degree from Dalhousie University in Halifax, Nova Scotia, Canada. He is a Canadian Chartered Accountant.

Zhijian Lu served as Chairman of the Board and Chief Executive Officer. He served as the general manager and director of Guangzhou Genghai Technology Development Co. Ltd., a People’s Republic of China corporation, (“Genghai”) from September 2000 to September 2003. From1994 to 1999, he was the manager of Shengzheng AoWo Technology Department Researching Institute. Mr. Lu received a Bachelor of Science degree from the Nanjing Insitute of Technology, PRC in 1978.

Wu Ge served as Director and Chief Financial Officer. From September 2000 to September 2003, Ms. Ge served as the general manger of Genghai. From 1996 to 1999 Ms. Ge was the office head of the China Agriculture Bank, XinShi Office. She graduated from the Beijing Correspondence Institute of Financial and Trade, PRC in 1988.

Yuanping Ji served as a Director. From March 2001 to September 2003, Mr. Ji has been the marketing supervisor of Genghai. From 1993 to 2001 he served as marketing manager of Shengzheng AoWo Technology Development Researching Institute.

Hongzhong Hu served as Director. From 2000, Mr. Hu has been a self- employed financial consultant. From 1998 to 1999, he was a financial consultant for Harvest Corporate Finance Limited. Mr. Hu received a bachelor degree from Shan Xi University of Finance & Economics in 1996.

Current Directors and Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), as amended for the Company’s most fiscal year ending September 30, 2003, director, officers and beneficial owners appear to be in compliance with Section 16(a) reporting requirement, with the exception of Brice Scheschuk, who did not file a Form 4 Statement of Changes in Beneficial Ownership marking the end of his tenure in September 2003.

ITEM 10. EXECUTIVE COMPENSATION

For the period covered by this report and for the Fiscal years ending September 30, 2002 and September 30, 2001, no compensation was paid to officers or directors of the Company.

For the year ended September 30, 2003 and as of December 18, 2005, the Company did not have any employment agreements with its executives or staff.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons).  However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended September 30, 2003 and as of December 18, 2005 directors received no compensation for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

Exhibit	Description
2.1	Share Exchange and reorganization Agreement, dated June 25, 2003.(1)
2.2	Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005.(2)
3.1	Articles of Incorporation of Centre Capital Corporation, filed September 6, 1988.(3)
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, filed April 15, 2004. (4)
3.3	Bylaws of Centre Capital Corporation dated December 22, 1995.(5)
10.1	Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005.(6)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Company’s filing on Form 8Kas filed August 13, 2003.

(2)  Incorporated by reference to the Company’s filing on Form 8K/A as filed November 23, 2005.

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

None

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

Signature	Title	Date

	Chief Executive	December 18, 2005
/s/ Hoi-ho Kiu	Officer and Director
Hoi-ho Kiu	(Principal Executive
Officer)

/s/ Maggie Kwok	Chief Financial Officer,	December 18, 2005
Maggie Kwok	(Principal Financial and Accounting
Officer) and Director

/s/ Yu-fai Yip	Secretary	December 18, 2005
Yu-fai Yip	and Director

Centre Capital Corp.

Condensed statement of operations (unaudited, in USD)

For the year ended September 30, 2003

Net sales	—
Cost of sales	—
Gross profit	—
Selling expenses	—
General and administrative expenses	(38,173)
Losses from operation	(38,173)
Income tax	—
Net loss for the year	(38,173)

F-1

Centre Capital Corp.

Condensed balance sheet (unaudited, in USD)

As at September 30, 2003

Assets

Total assets	—

Liabilities and Stockholders’ Equity

Total liabilities	—

Stockholders’ equity
Common stock
50,000,000 shares authorized, $0.001 par value, 45,800,000 shares issued and outstanding	45,800
Accumulated deficit	(45,800)
Total Stockholders’ Equity	—

Total Liabilities and Stockholders’ Equity	—

F-2