Form 10KSB
period 2004-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2005-12-23
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number:  000-25845

Golden Health Holdings, Inc.

(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong

(Address of principal executive offices)

Registrant’s Telephone Number: +852 3580 0105

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

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

Recent Sales of Unregistered Securities

For the year ended September 30, 2004, the Company had not sold any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D.

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

Zhijian Lu served as Chairman of the Board and Chief Executive Officer. He served as the general manager and director of Guangzhou Genghai Technology Development Co. Ltd., a People’s Republic of China corporation, (“Genghai”) from September 2000 to September 2003. From 1994 to 1999, he was the manager of Shengzheng AoWo Technology Department Researching Institute. Mr. Lu received a Bachelor of Science degree from the Nanjing Insitute of Technology, PRC in 1978.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), as amended for the Company’s fiscal year ending September 3, 2004, directors, officers and beneficial owners appear to be in compliance with Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

For the period covered by this report and for the Fiscal years ending September 30, 2003 and September 30, 2002, no compensation was paid to officers or directors of the Company.

For the year ended September 30, 2004 and as of December 18, 2005, the Company did not have any employment agreements with its executives or staff.

The Company has not issued any stock options or stock appreciation rights to any named executive officers (or any other persons).  However, the Company may grant stock options or stock appreciation rights to these named executive officers or other executive officers or (other persons) in the discretion of its Board of Directors.

Director Compensation

During the year ended September 30, 2004 and as of December 18, 2005 directors received no compensation for their services as directors.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

Exhibit Number	Description

2.1	Share Exchange and reorganization Agreement, dated June 25, 2003.(1)
2.2	Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005.(2)
3.1	Articles of Incorporation of Centre Capital Corporation, filed September 6, 1988.(3)
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, filed April 15, 2004. (4)
3.3	Bylaws of Centre Capital Corporation dated December 22, 1995.(5)
10.1	Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 200(5.(6)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Yu-fai Yip

Golden Health Holdings, Inc.

(a Development Stage Company)

Condensed balance sheet (unaudited, in USD)

As of September 30, 2004

Assets

Total assets	—

Liabilities and Stockholders’ Deficit

Liabilities
Convertible note payable	200,000
Total liabilities	200,000

Stockholders’ equity
Preferred stock
10,000,000 shares authorized, $0.001 par value, none issued and outstanding	—
Common stock
100,000,000 shares authorized, $0.001 par value, 45,798,672 shares issued and outstanding	45,799
Accumulated deficit	(245,799)
Total Stockholders’ Deficit	(200,000)

Total Liabilities and Stockholders’ Deficit	—

Golden Health Holdings, Inc.

(a Development Stage Company)

Condensed statement of operations (unaudited, in USD)

For the year ended September 30, 2004

Net sales	$—
Cost of sales	—
Gross profit	—
Selling expenses	—
General and administrative expenses	(200,000)
Losses from operation	(200,000)
Income tax	—
Net loss for the year	$(200,000)

Earning per share - basic and diluted	$(0.00)

Weighted average number of shares - basic	45,798,672

Weighted average number of shares - diluted	50,398,672

Golden Health Holdings, Inc.

(a Development Stage Company)

Condensed statement of stockholders’ equity (unaudited, in USD)

For the year ended September 30, 2004

				Total
	Common stock		Accumulated	stockholders’
	Shares	Amount	deficit	equity (deficit)

Balance at September 30, 2003	45,798,672	$45,799	$(45,799)	$—

Net loss	—	—	(200,000)	(200,000)

Balance at September 30, 2004	45,798,672	$45,799	$(245,799)	$(200,000)

Golden Health Holdings, Inc.

(a Development Stage Company)

Condensed statement of cash flows (unaudited, in USD)

Increase (decrease) in cash and cash equivalents

For the year ended September 30, 2004

Cash flows provided by (used for) operating activities:
Net loss	$(200,000)

Changes in assets and liabilities:
Increase (decrease) in liabilities
Convertible note payable	200,000

Net cash provided by (used for) operating activities	—

Net increase (decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning of the period	—

Cash and cash equivalents, end of the period	$—