Form 10KSB
period 2005-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2006-02-10
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Issuer’s telephone number: +852 3580 0105

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).  Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There was no active public market for the issuer’s common equity as of the date of this report.

The number of shares of common stock outstanding, par value $.001 per share, of the issuer as of January 4, 2006 was 161,998,672 shares.

Transitional small business disclosure format (check one) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Registration Statement on Form 10-SB filed on April 22, 1999 (Registration No. 000-25845), (ii) Current Report on Form 8-K filed on May 11, 2004, (iii) Current Report on Form 8-K filed on November 7, 2005, and (iv) Current Report on Form 8-K filed on December 15, 2005.

PART I

ITEM 1.                                                  DESCRIPTION OF BUSINESS.

Corporate Organization and History

Golden Health Holdings, Inc. (the “Company”) was incorporated in Nevada on September 6, 1988. On September 24, 2001, The Company filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada.  The Registrant emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on February 12, 2002 with no remaining assets or liabilities.

On September 30, 2005, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Joy Power International Holdings Limited, a Hong Kong corporation (“Joy Power”), and the stockholders thereof which sets forth the terms and conditions of the business combination of the Company and Joy Power through the exchange by the Joy Power Stockholders of their interests therein for shares of common stock of the Company, as a result of which Joy Power became a wholly-owned subsidiary of the Company.

On November 17, 2005 the Company entered into a Sale and Purchase Agreement (the “Agreement”) with Joy Power and Dalian Fengming International Recreation Town Co., Ltd. (“Dalian Fengming”), which sets forth the terms and conditions of the acquisition of Dalian Fengming International Recreation Town (the “Recreation Town”) through the exchange of 100% of the beneficial ownership interests of Recreation Town for shares of preferred stock of the Company, such that Recreation Town would became wholly-owned by Joy Power.

On November 30, 2005, the Company entered into a revised Sale and Purchase Agreement (the “Revised Agreement”) with Joy Power, Dalian Fengming and Ms. Hoi-ho Kiu, President and Secretary of Joy Power and CEO and a Director of the Company which amended the sale consideration of Recreation Town to be 38 million renminbi (“RMB”) (approximately $4.75 million) payable by Ms. Kiu in six months from the date of the Revised Agreement to Dalian Fengming.  Ms. Kiu will transfer 100% of the beneficial ownership interests of Recreation Town to Joy Power in exchange for 32,000,000 shares of common stock of the Company.  The Company will not issue the shares to Ms. Kiu until the Company receives written confirmation from Ms. Kiu that Dalian Fengming had the proper legal title of Recreation Town.

The Company conducts all of its operations through its wholly owned subsidiary, Joy Power International Holdings Limited, a Hong Kong corporation.

Business of Joy Power International Holdings Limited

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

To distinguish Joy Power from other multi-level marketing companies, Joy Power does not distribute its products to the public through “pyramid” or network marketing systems.  Instead, regular customers are encouraged to either repeat purchase Joy Power’s products or introduce new customers to purchase Joy Power’s products by a simple “bonus points” system.  After completion of every business development stage as pre-budgeted by management, the cash equivalent value of such bonus points are calculated by management by sharing a discretionary pool of “marketing awards” in cash declared by Joy Power.  It is the existing practice of Joy Power to allocate approximately 65% of gross sales receipts of all first-time purchases of its customers and declare such as marketing awards to be shared by the bonus points owners. Stimulated by the effect of deregulation of inbound tourists from China to Hong Kong since June 2003, Joy Power experienced significant growth in the number of customers in the form of Chinese tourists.

Presently, Joy Power sells more than 50 personal care products ranging from a skin care series to health energy pillows. The prices of Joy Power’s products range from US$13 to more than US$600.

Sales and Marketing

As of the date of this report, Joy Power employed a total of five salespeople, experienced in the direct marketing field.  This sales force operates with key customer groups as defined by the senior management.  Management anticipates that it will expand its sales force in line with increasing levels of business in the next twelve months.

Manufacturers

As of the date of this report, Joy Power had five manufacturing and service provision partners ranging from a spa center to skin health products manufacturers.  Each of such business partners will provide their products or services exclusively to Joy Power.

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

Additionally, if Joy Power’s business increases significantly and the manufacturers have reached their maximum annual production of the products, Joy Power might not be able to meet its customers’ demands, which would have a material adverse effect on Joy Power’s business, prospects, financial condition and results of operation.

Competition

Joy Power believes that it is the only company in Hong Kong and Southern China to develop and commercially implement its distinctive marketing reward systems to encourage frequent repeat purchases by customers.

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

As of the date of this report, Joy Power was not subject to the regulations of any jurisdiction other than Hong Kong and China.

Employees

As of the date of this report, Joy Power had ten employees.  Of the ten employees, two employees are in administration, five employees are in sales, and three executives are in management and corporate finance.  None of Joy Power’s employees are represented by labor unions.  Joy Power believes that is employee relations are good.

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

ITEM 2.                                                  DESCRIPTION OF PROPERTY

The Company’s principal office is the same as its wholly owned subsidiary, Joy Power, which is located at Unit 979, 9/F., HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong, which is leased from an independent third party under a lease dated October 10, 2005 covering a lease period from October 10, 2005 to October 9, 2007 at monthly rental of approximately $1,520 for approximately 1,252 square feet.  All of the Company’s operations are conducted from this facility.

Previously, Joy Power conducted its operations at Room 03, 17/F, Fee Tat Commercial Centre, 613 Nathan Road, Mongkok, Kowloon, Hong Kong, which was leased from an independent third party under a lease dated May 19, 2005 covering a lease period from May 13, 2005 to May 12, 2007 at monthly rental of approximately $1,600 for approximately 900 square feet.   Currently, Joy Power provides this commercial unit to an independent skin care service provider and operates a spa center for Joy Power’s customers.

ITEM 3.                                                  LEGAL PROCEEDINGS.

To the best knowledge of management of the Company, there are no pending or threatened litigation or administrative actions against the Company.

ITEM 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is not currently quoted or listed for trading on any public quotation system or stock exchange.

As of the date of this report, there were approximately 461 holders of record of the Company’s common stock.

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

ITEM 6.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

The Company conducts all of its operations through its wholly-owned subsidiary, Joy Power.  Joy Power is principally engaged in the marketing and sale of various personal care products. Presently, Joy Power sells more than 50 personal care products ranging from a skin care series to health energy pillows.  Joy Power has only sold products in Hong Kong and China and does not anticipate selling products outside of Hong Kong or China in the foreseeable future.

Joy Power is in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships.

Joy Power’s business strategy is to expand its sales force and promotional campaigns in line with increasing levels of business in the next twelve months.

Company management expects general and administrative costs to increase in future periods due to our operating as a public company whereby the Company will incur added costs for filing fees, increased professional services and insurance costs.

The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a sudden downturn in the economy in general; a decrease in demand for Joy Power’s products or sudden weak demand for these products; Joy Power’s ability to attract new customers; an increase in competition in the direct marketing market for health care products; and economic or political developments in China or elsewhere in Asia.  These factors or additional risks and uncertainties not currently known or anticipated may impair the Company’s business operations and may cause the Company’s actual results to differ materially from any forward-looking statement.

Results of Operations

The following table sets forth, for the years indicated, the Company’s selected financial information:

	Year Ended September 30, 2005	Year Ended September 30, 2004
	(Audited)	(Audited)
Statement of Operations Data:
Revenue	$-0-	$-0-
(Net Loss)	(17,000)	(202,750)
(Net Loss) Per Share	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$-0-	$-0-
Total Current Liabilities	219,750	202,750
Accumulated Deficit	265,549	248,549
Stockholders’ Deficit	(219,750)	(202,750)

Fiscal Year Ended September 30, 2005 as compared to fiscal year ended September 30, 2005 (Audited)

Revenues

The Company did not have any revenues in the fiscal years ended September 30, 2005 and 2004 as the Company was a shell company during those periods with no operations.  Management anticipates that the Company will generate revenues in its next fiscal year due its acquisition of Joy Power which is generating revenues.

Cost of Sales

The Company did not experience any cost of goods sold for the fiscal years ended September 30, 2005 and 2004 as the Company was a shell company during those periods with no operations.  Management anticipates that the Company will experience cost of goods sold in its next fiscal year due its acquisition of Joy Power which is selling products.

Operating Expenses

Operating expenses of $5,000 for the fiscal year ended September 30, 2005 comprised of transfer agent fees and filing fees to the Secretary of State of Nevada.  Operating expenses of $200,000 for the fiscal year ended September 30, 2004 were comprised of legal fees and audit fees incurred in connection with the proposed reverse acquisition of Guangzhou Genghai Technology Development Co. Ltd. (“Genghai”) which failed.  Management of the Company anticipates that the Company’s operating expenses will increase during its next fiscal year as Joy Power will require additional personnel in marketing and sales in order to bring brand and market recognition to Joy Power’s products.  In addition, Joy Power will make expenditures for advertising, promotions and other marketing campaigns to promote Joy Power’s products.

Interest Expense

Interest expense of $12,000 for the fiscal year ended September 30, 2005 comprised of full year accrual of interest expense for the $200,000 convertible notes outstanding when compared with $2,750 for the fiscal year ended September 30, 2004 as the convertible notes were drawn down in two equal tranches in March 2004 and June 2004 respectively.

Income Taxes

The Company was not required to pay any income taxes during its last two fiscal years as it did not experience any income during those years.  Management of the Company believes that it will have to pay income taxes during its next fiscal year as Joy Power is currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Loss

Net loss for the fiscal year ended September 30, 2005 was $17,000 as compared to a net loss of $202,750 for the fiscal year ended September 30, 2004.  The Company was merely a shell company during the fiscal year 2005 but incurred significant legal and audit expenses in connection with the proposed reverse acquisition of Genghai during the fiscal year 2004.

Seasonality

Joy Power typically experiences a decrease in sales during the months of January and February each year as Chinese New Year occurs during those months and many of Joy Power’s customers take extended vacations and holidays during those months.

Liquidity And Capital Resources

The Company did not have any cash or cash equivalents at September 30, 2005 or September 30, 2004.  The Company did not have any net cash used by operations for the fiscal year ended September 30, 2005 or for the fiscal year ended September 30, 2004.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $265,549 and has a working capital deficit of approximately $219,750 as of September 30, 2005.  Now that the Company  has acquired Joy Power, its working capital and other capital requirements during its next fiscal year and thereafter will vary based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network Joy Power has created and will continue to attempt to grow.  Joy Power may require additional financing in order to implement its business plan.  Joy Power currently anticipates an additional need of working capital of approximately $1 million during the next 12 months in order to meet the strong demand for our products in the China market.  As the anticipated cash generated by operations may not be sufficient to fund these growth requirements, the Company may need to obtain additional funds through third party financing in the form of equity, debt or bank financing.  Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all.  In any of such events, the Company’s growth and prospects would be materially and adversely affected.  As a result of any such financing, the Company’s shareholders may experience substantial dilution.  In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control as China is still a developing country and Joy Power’s capital requirements may increase.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.                                                  FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8.                                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had been without an audit firm since 2001 until its recent change in control as reported on Current Report on Form 8-K/A dated November 18, 2005.  On November 21, 2005, the Company engaged Madsen & Associates CPA’s, Inc., Murray, Utah, as its audit firm subject to ratification by the Company’s shareholders at its next annual shareholders meeting.  The new audit firm has not been consulted on the application of accounting principles of any specific completed or contemplated transaction of the Company nor have they been consulted on any type of audit opinion that might be rendered on the Company’s financial statements and either written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.  To the best knowledge of current management of the Company, there were no disagreements with the Company’s last audit firm.

ITEM 8A.                                         CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.                                         OTHER INFORMATION

None.

PART III

ITEM 9.                                                  DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Term(s) of Office
Hoi-ho Kiu	43	Director, Chief Executive Officer	October 3, 2005 to present
Maggie Kwok	33	Director, Chief Financial Officer	October 3, 2005 to present
Yu Fai Yip	30	Director, Secretary	October 3, 2005 to present

The following is a brief description of the business background of each of the Directors and officers of the Company:

Yu Fai Yip, Director and Secretary.  Mr. Yip has been the founder of Joy Power since May 2005.  He was a merchant and responsible to lead the formulation of business strategies for Golden Health. Prior to setup of Joy Power, he was a senior manager of Kei Fu Finance Warranty Company Limited, a medium sized finance company in Hong Kong, from January 1998 to May 2005.

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

The Company does not have a Compensation Committee, an Audit Committee or a Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on Company management’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the Company’s most recent fiscal year (the fiscal year ending September 31, 2005), all current officers and directors of the Company untimely filed their Form 3 Statements of Beneficial Ownership but otherwise appear to be in compliance with Section 16(a).  All former officers and directors of the Company failed to file Form 4 or Form 5 Statements of Beneficial Ownership reflective of the end of their tenures in October 2005.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company.  The Code of Ethics is attached hereto as Exhibit 14.

ITEM 10.                                           EXECUTIVE COMPENSATION.

For the period covered by this report and for the fiscal years ending September 30, 2005 and September 30, 2004, no compensation was paid to officers or directors of the Company.  Ms. Maggie Kwok received approximately $1,923 in compensation from Joy Power for her service as its CFO for the period from July 2005 to September 2005.  Beginning in October 2005, Ms. Maggie Kwok is receiving a monthly compensation of approximately $1,282 from the Company for serving as its CFO.

The Company does not have any employment agreements.

The Company does not have a stock option plan or any other equity compensation plan.

ITEM 11.                                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of the Company’s common stock by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares; (ii) the Company’s officers and directors; and (iii) the Company’s officers and directors as a group.

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security.  A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date.  Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.  This table is calculated based upon 161,998,672 shares of common stock outstanding.  Except as otherwise indicated, the address of each shareholder is in care of the Company’s address.

Name	Number of Shares	Percentage Owned
Yu Fai Yip, Director and Secretary	54,000,000	33.3%
Hoi-ho Kiu, Director and Chief Executive Officer	-0-	-0-%
Maggie Kwok, Chief Financial Officer	-0-	-0-%
All Directors and Officers as a group (three persons)	54,000,000	33.3%
Lu Zhijian Adwo Loding House Shennanzhonghu, Shenzhen	14,249,400	8.8%
Ge Wu No. 41-302 Shengpingjie Zhijingxu, Guangzhou Guangdong, China	13,350,240	8.2%

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.                                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Recreation Town is being acquired by Joy Power from Ms. Hoi-ho Kiu, President and Secretary of Joy Power and CEO and a Director of the Company in exchange for 32,000,000 shares of common stock of the Company issued at $0.148 per share calculated based on the purchase price of Recreation Town of $4.75 million.

ITEM 13.                                           EXHIBITS

Exhibit	Description

2	Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005(1)
3.1	Articles of Incorporation of Centre Capital Corporation, dated September 6, 1988(2)
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, dated April 15, 2004(3)
3.3	Bylaws of Centre Capital Corporation, dated December 22, 1995(2)
10.1	Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005(4)
10.2	Revised Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 30, 2005(4)
14	Code of Ethics, dated January 4, 2006
21	Subsidiaries

(1)          Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2005.

(2)          Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.

(3)          Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 11, 2004.

(4)          Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2005.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.                                           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor

Madsen & Associates CPA’s Inc. (“Madsen”) was our independent auditor and examined our financial statements for the fiscal year ending September 30, 2005.  Madsen performed the services listed below and was paid the fees listed below for the fiscal year ended September 30, 2005.  The Company did not have an auditor for the fiscal years ended September 30, 2004, 2003, or 2002.

Total Audit Fees for the Fiscal Year Ending September 30, 2005

Madsen was paid aggregate fees of approximately $5,000 for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2005 and 2004.

Total Audit Related Fees

Madsen was not paid additional fees for the fiscal year ended September 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

None.

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

/s/ Yu Fai Yip
By: Yu Fai Yip
Its: Director and Secretary

Date: February 8, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive	February 8, 2006
/s/ Hoi-ho Kiu	Officer and Director
Hoi-ho Kiu	(Principal Executive
Officer)

	Chief Financial Officer,	February 8, 2006
/s/ Maggie Kwok	(Principal Financial and Accounting
Maggie Kwok	Officer) and Director

	Secretary	February 8, 2006
/s/ Yu Fai Yip	and Director
Yu-Fai Yip

GOLDEN HEALTH HOLDINGS, INC.

(DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30, 2005

ASSETS
Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$19,750

Long Term Liabilities:
Convertible notes payable	200,000

Total Liabilities	$219,750

Commitments and Contingencies	—

Stockholders’ Deficit
Preferred stock, $.001 par value - 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.001 par value - 100,000,000 shares authorized; 45,798,672 shares issued and outstanding	45,799

Additional paid-in capital	—
Accumulated deficit	(265,549)

Total stockholders’ deficit	(219,750)

Total liabilities and stockholders’ deficit	$—

GOLDEN HEALTH HOLDINGS, INC.

(DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Feb. 12, 2002 (date of
			inception of development
			stage) to Sep. 30, 2005
			Feb. 12, 2002
	Year ended	Year ended	to September 30,
	September 30, 2005	September 30, 2004	2003 (unaudited)

REVENUES	$—	$—	$—

EXPENSES
Administrative	5,000	200,000	250,799

Total operating expenses	5,000	200,000	250,799

Interest expense	12,000	2,750	14,750

Net Loss	(17,000)	(202,750)	(265,549)

Basic net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	45,798,672	45,798,672

GOLDEN HEALTH HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FEBRUARY 12, 2002 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2005

(UNAUDITED) FOR THE PERIOD FEBRUARY 12, 2002 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2003

				Deficit
				Accumulated
	Common	Common		During the
	Stock	Stock	Additional	Development	Total
	Shares	Amount	Paid-in-Capital	Stage	Equity/(Deficit)

Balances as of February 12, 2002 (unaudited)	125,754	$126	$1,374	$(7,626)	$(6,126)

Capital contribution - issuance of shares	7,499,968	7,500	(1,374)	—	6,126

Net Loss for the year ended September 30, 2002 (unaudited)	—	—	—	—	—

Balances as of September 30, 2002 (unaudited)	7,625,722	$7,626	$—	$(7,626)	$(0)

Issuance of shares for services - August 8, 2003	7,692,950	7,693	—	—	7,693

Shares issued in anticipation of merger with Guangzhou Genghai Technology September 15, 2003	30,480,000	30,480	—	—	30,480

Net Loss for the year ended September 30, 2003 (unaudited)	—	—		(38,173)	(38,173)

Balances at September 30, 2003 (unaudited)	45,798,672	45,799	—	(45,799)	$(0)

Net Loss for the year ended September 30, 2004				(202,750)	(202,750)

Balances at September 30, 2004	45,798,672	$45,799	$—	$(248,549)	$(202,750)

Net Loss for the year ended September 30, 2005				(17,000)	(17,000)

Balances at September 30, 2005	45,798,672	$45,799	$—	$(265,549)	$(219,750)

See accompanying notes to financial statements.

GOLDEN HEALTH HOLDINGS, INC.

(DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Feb. 12, 2002 (date of
inception of development
stage) to Sep. 30, 2005
Feb. 12, 2002
	Year ended	Year ended	to September 30,
	September 30, 2005	September 30, 2004	2003 (unaudited)

Cash flows from operating activities:
Net income (loss)	$(17,000)	$(202,750)	$(265,549)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services	—	—	15,319
Common stock issued for anticipated acquisition	—	—	30,480
Increase in current and LT liabilities	17,000	202,750	219,750

Net cash used in operating activities	$—	$—	$—

Cash flows from investing activities:	$—	$—	$—

Cash flows from financing activities:	$—	$—	$—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash financing activities:
Common stock issued for service	$—	$—	$—
Common stock issued for anticipated acquisition	$—	$—	$—

GOLDEN HEALTH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Golden Health Holdings, Inc. (the “Company”) was incorporated in Nevada on September 6, 1988. On September 24, 2001, the Company filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada. The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on February 12, 2002, with no remaining assets or liabilities. Since the Company has remained inactive, it is considered to be in its development stage as of September 30, 2005.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s notes payable at September 30, 2005 approximates fair value.

USE OF ESTIMATES

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2005, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On September 30, 2005, the Company had a net operating loss available for carry forward of $265,549. The tax benefit of approximately $80,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryover will begin to expire in 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

For the period ended September 30, 2004, the Company issued $200,000 in convertible notes payable to several investors (all notes carry an interest rate of 6%, and a maturity date of March 2007). All notes are convertible to common shares of the Company’s stock at a conversion price of $.03. Per Board resolution, 4,600,000 shares of common stock have been reserved for these potential conversions. The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by the Company. As of September 30, 2004, the entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activity. Due to the Company’s stock having no known market value, no beneficial conversion feature exists, and all proceeds have been allocated to the liability. Also, as the Company recorded a net loss for the year ended September 30, 2005, any potential common shares resulting from conversion would be anti-dilutive.

These notes were issued along with 2,500,000 detachable warrants, with an exercise price of $.05. As indicated above, due to there being no known market value on the Company’s common stock, no value has been allocated to these warrants.

NOTE 4 – SUBSEQUENT EVENTS

On September 30, 2005, the Company entered into an agreement to acquire 100% of the outstanding common shares of Joy Power solely in exchange for an aggregate of 54,000,000 shares of authorized, but theretofore unissued, shares of common stock, par value $.001 per share. This transaction closed on October 3, 2005. For accounting purposes, the acquisition has been treated as a recapitalization of Joy Power with Joy Power as the acquirer (reverse acquisition). The historical financial information giving effect to the acquisition, as if the acquisition took place October 1, 2003, is as follows.

Pro-Forma Balance Sheet

					Consolidated
					Condensed
	Golden Health	Joy Power	Proforma		Proforma Balance Sheet
	9/30/05	9/30/05	Adjustments		9/30/05
Assets:
Current Assets	$—	$107,530	$—		107,530

Fixed Assets	—	56,504	—		56,504

Total Assets	$—	$164,034	$—		164,034

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities	$19,750	$100,741	$—		112,741

Long Term Liabilities	200,000	—	—		193,000

Stockholders’ Equity (Deficit):

Common Stock	45,799	1,282	54,000	(1)	99,809
			(1,272	)(3)

Additional paid-in-capital	—	—	(54,000	)(1)	—
			(265,549	)(2)
			1,272	(3)
			303,527	(4)

Accumulated earnings (deficit)	(265,549)	62,011	265,549	(2)	(241,516)
			(303,527	)(4)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$164,034			$164,034

(1)	Issuance of 54,000,000 shares of $.001 par value Golden Health Holdings, Inc. stock in exchange for the outstanding common shares of Joy Power.
(2)	Eliminate Golden Health Accumulated Deficit.
(3)	Eliminate Joy Power common stock (.1282 (pv of Joy Power) - .001 (par value of Golden Health)) x 10,000 (o/s shares of Joy Power) = $1,272.
(4)	Eliminate negative Additional paid-in-capital with charge to other expense.

Pro-Forma Income Statement

					Consolidated
					Condensed
	Golden Health	Joy Power			Income Statement
	Year ended	Year ended	Proforma		Year ended
	9/30/05	9/30/05	Adjustments		9/30/05

Net sales	$—	$222,862	$—		$222,862
Cost of sales	—	(25,927)	—		(25,927)
Gross Profit		196,935	—		196,935

General and administrative expenses	$(5,000)	$(67,700)	$—		$(72,700)
Selling expenses	—	(52,480)			(52,480)
Total expenses	(5,000)	(120,180)	—		(125,180)

Income from operations	$(5,000)	$76,755	$—		$71,755
Interest expense	(12,000)	—	(303,527	)(4)	(315,527)

Net Income (Loss)	$(17,000)	$76,755			$(243,772)

Basic and fully diluted net (loss) per common share	(0.00)				(0.00)

Weighted average shares outstanding	45,798,672				99,809,000

(4)           Eliminate negative Additional paid-in-capital with charge to other expense.

On November 30, 2005, the Company entered into a revised Sale and Purchase Agreement with Joy Power, Dalian Fengming and Ms. Hoi-ho Kiu, President and Secretary of Joy Power and a Director of Golden Health, to acquire undeveloped real estate  (“Recreation Town”) for $4.75 million, owned by Ms. Hoi-ho Kiu. Ms. Kiu will transfer 100% of the beneficial ownership interests of Recreation Town to the Company in exchange for 32,000,000 shares of common stock of Golden Health.

In addition to the shares issued related to the transaction with Joy Power above, the Company’s Board of Directors approved an additional increase in authorized shares from 100,000,000 to 300,000,000 shares on December 5, 2005. This increase in shares was facilitated to issue an additional 62,200,000 shares to nine different investors.

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $17,000, and has accumulated deficit of $265,549 for the year ended and as of September 30, 2005, with no revenues and no assets. The Company does not have the working capital to service its debt and for any future planned activity. The Company’s  management believes they can obtain the necessary working capital needed to pay its debt and for any future planned activity by receiving additional loans from officers, and by additional equity funding, which will enable the Company to operate for the coming year.