Form 10QSB
period 2005-12-31
GOLDEN HEALTH HOLDINGS, INC.
filed 2006-03-01
CIK 1084873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 000-25845

GOLDEN HEALTH HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong

 (Address of principal executive offices)

+852 3580 0105

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of February 10, 2006 was 161,998,672 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Transitional small business disclosure format (check one) Yes ☐  No ☒

TABLE OF CONTENTS

PART I

Item 1.	Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.	Controls and Procedures

PART II

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of the Shareholders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS.

Golden Health Holdings, Inc. and Subsidiary

Consolidated Balance Sheet (unaudited, in USD)

As at December 31, 2005

Assets
Current Assets
Cash and bank balances	161,499
Inventories	80,001
Other current assets	11,096
Total current assets	252,596

Property and equipment, net of accumulated depreciation	66,780
Total assets	319,376

Liabilities and Stockholders’ Deficit

Current liabilities
Accrued expenses	36,839
Due to a shareholder	110,497
Income tax payable	14,744
Total current liabilities	162,080

Long term liabilities
Convertible notes payable	200,000
Total liabilities	362,080

Stockholders’ deficit
Preferred stock
10,000,000 shares authorized, $0.001 par value, 121,900 Series A shares issued and outstanding	121,900
Common stock
100,000,000 shares authorized, $0.001 par value, 96,298,672 shares issued and outstanding	96,299
(Accumulated deficit)	(260,903)
Total stockholders’ deficit	(42,704)

Total liabilities and stockholders’ deficit	319,376

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc. and Subsidiary

Consolidated Statements of Operations (unaudited, in USD)

For the three months ended December 31

	Three months ended	Three months ended
	Dec. 31, 2005	Dec. 31, 2004
Gross Sales	287,355	—
Less: Sales rebates to customers	(195,169)	—
Net sales	92,186	—
Cost of sales	(17,054)	—
Gross profit	75,132	—
Selling expenses	(17,791)	—
General and administrative expenses	(57,788)	(2,000)
Interest expenses	(4,200)	(3,000)
(Loss) from operations	(4,647)	(5,000)
Net (loss) for the period	(4,647)	(5,000)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares	96,298,672	45,798,672

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in USD)

For the three months ended December 31

	Three months Ended	Three months Ended
	Dec. 31, 2005	Dec. 31, 2004
Cash flows provided by (used for) operating activities:
Net (loss)	$(4,647)	$(5,000)
Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	3,785	—
Changes in assets and liabilities:
Decrease (Increase) in assets
Inventories	3,497	—
Other current assets	(680)	—
(Decrease) Increase in liabilities
Accrued expenses	(1,937)	5,000
Total adjustments	4,665	5,000
Net cash provided by operating activities	18	—

Cash flows (used for) investing activities:
Purchases of property and equipment	(14,061)	—
Net cash (used for) investing activities	(14,061)	—

Cash flows provided by financing activities:
Due to a shareholder	40,026	—
Issuance of Preferred Stock	121,900	—
Net cash provided by financing activities	161,926	—

Net increase in cash	147,883	—
Cash, beginning of period	13,616	—

Cash, end of period	$161,499	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Non-cash financing activities:
Common stock issued for service	$—	$—
Common stock issued for reverser acquisition	$50,500	$—

The accompanying notes are an integral part of these financial statements.

GOLDEN HEALTH HOLDINGS, INC. AND SUBSIDIARY (THE “GROUP”)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Joy Power International Holdings Limited (“Joy Power”) was incorporated under the laws of Hong Kong on February 25, 2005.  Joy Power is principally engaged in the sale of various personal care products.

On September 30, 2005, Joy Power entered into a reverse acquisition agreement with Golden Health Holdings, Inc. (the “Acquisition Agreement”).  As Golden Health Holdings, Inc. (“Golden Health”) was a public shell company, the transaction was accounted for as a recapitalization of Joy Power, with Joy Power continuing on as the surviving entity.

The interim financial statements of the Group for the three months ended December 31, 2005 were not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.  All adjustments are of a normal recurring nature, unless otherwise disclosed.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Group’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group has determined that the book value of the Group’s notes payable at December 31, 2005 approximates fair value.

USE OF ESTIMATES

In preparing the Group’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31 2005, the Group did not have any dilutive common stock equivalents.

INCOME TAXES

On December 31, 2005, the Group had a net operating loss available for carryforward of $4,647.  Due to substantial change in ownership of Golden Health (see Note 3 below), the loss carryforward relates only to operations from the date of acquisition through December 31, 2005.  The tax benefit of Golden Health of approximately $2,800 from the loss carry forward has been fully offset by a valuation reserve because it is not likely that the Group will be able to realize the benefits during this fiscal year and will more than likely be unable to recognize a deferred tax asset at the end of this fiscal year, due to its plans to issue additional stock for services.  The loss carryover will begin to expire in 2025.  The income tax payable of $14,744 as of December 31, 2005 was incurred by Joy Power before its acquisition by Golden Health took place at October 3, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on Joy Power’s results of operations or its financial position.

NOTE 3 — RECAPITALIZATION

On September 30, 2005, Joy Power entered into an agreement whereby 100% of its stock would be given to the shareholders of Golden Health in exchange for 54,000,000 shares of Golden Health’s stock.  For accounting purposes, the transaction has been treated as a recapitalization of Joy Power with Joy Power as the acquirer (reverse acquisition).  This transaction closed on October 3, 2005.  As of December 31, 2005, only 50,500,000 common shares of the 54,000,000 common shares agreed to, had been issued.

Golden Health has also agreed to issue 62,200,000 shares to consultants for services provided during the above recapitalization.  However, Golden Health first must authorize enough shares for these issuances, which it has not done as of December 31, 2005.

NOTE 4 — ACQUISTION

On November 30, 2005, Joy Power entered into a revised Sale and Purchase Agreement with Golden Health, Dalian Fengming and Ms. Hoi-ho Kiu, President and Secretary of Joy Power and a Director of Golden Health, to acquire undeveloped real estate  (“Recreation Town”) for $4.75 million, owned by Ms. Hoi-ho Kiu.  Ms. Kiu will transfer 100% of the beneficial ownership interests of Recreation Town to Joy Power in exchange for 32,000,000 shares of Golden Health’s common stock.  As of December 31, 2005, no shares had been issued as a result of this acquisition agreement.

NOTE 5 — CONVERTIBLE NOTES PAYABLE

During fiscal year 2004, Golden Health issued $200,000 in convertible notes payable to several investors (all notes carry an interest rate of 6%, and a maturity date of March 2007).  All notes are convertible to common shares of Golden Health stock at a conversion price of $.03.  The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by Golden Health.  The entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activity.  Due to Golden Health’s stock having no known market value, no beneficial conversion feature exists, and all proceeds have been allocated to the liability.  Also, as the Group recorded a net loss for the period ended December 31, 2005, any potential common shares resulting from conversion would be anti-dilutive.

These notes were issued along with 7,500,000 detachable warrants, with an exercise price of $.05.  As indicated above, due to there being no known market value on Golden Health’s common stock, no value has been allocated to these warrants.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

Golden Health Holdings, Inc. (the “Company”) conducts all of its operations through its wholly-owned subsidiary, Joy Power International Holdings Limited (“Joy Power”).  Joy Power is principally engaged in the marketing and sale of various personal care products.  Presently, Joy Power sells more than 50 personal care products ranging from a skin care series to health energy pillows.  Joy Power has only sold products in Hong Kong and China and does not anticipate selling products outside of Hong Kong or China in the foreseeable future.

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

The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a sudden downturn in the economy in general; a decrease in demand for Joy Power’s products or sudden weak demand for these products; Joy Power’s ability to attract new customers; an increase in competition in the direct marketing market for health care products; and economic or political developments in China or elsewhere in Asia.  These factors and additional risks and uncertainties not currently known or anticipated may impair the Company’s business operations and may cause the Company’s actual results to differ materially from any forward-looking statement.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

	Three Months Ended December 31, 2005 (Unaudited)	Three Months Ended December 31, 2004 (Unaudited)
Statement of Operations Data:
Revenue	$92,186	$-0-
(Net Loss)	(4,647)	(5,000)
(Net Loss) Per Share	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$319,376	$-0-
Total Current Liabilities	162,080	207,750
Accumulated Deficit	(260,903)	(253,549)
Stockholders’ Deficit	(42,704)	(207,750)

Three months ended December 31, 2005 as compared to three months ended December 31, 2004 (Unaudited)

Revenues

The Company did not have any revenues in the three months ended December 31, 2004 as the Company was a shell company during that period with no operations.  After the acquisition of Joy Power on October 3, 2005, the Company started to generate revenues for the three months ended December 31, 2005 and recorded a net revenue of $92,186.

Cost of Sales

The Company did not experience any cost of goods sold for the three months ended December 31, 2004 as the Company was a shell company during that period with no operations.  After the acquisition of Joy Power on October 3, 2005, the Company started to experience cost of goods sold for the three months ended December 31, 2005 and recorded a cost of goods sold of $17,054.

Operating Expenses

Operating expenses of $2,000 for the three months ended December 31, 2004 are comprised of transfer agent fees and filing fees to the Secretary of State of Nevada.  The Company’s selling expenses and general and administrative expenses increased to $17,791 and $57,788 respectively during the three months ended December 31, 2005 after the acquisition of Joy Power.  Management expects Joy Power will require additional personnel in marketing and sales in order to bring brand and market recognition to Joy Power’s products.  In addition, Joy Power will make expenditures for advertising, promotions and other marketing campaigns to promote Joy Power’s products.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not experience any income.  Management of the Company believes that it will have to pay income taxes during the year ending September 30, 2006 as Joy Power is currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Loss

Net loss for the three months ended December 31, 2004 was $2,000 as the Company was merely a shell compared to a net loss of $4,647 for the three months ended December 31, 2005 after the acquisition of Joy Power.  Management attributes the loss for the three months ended December 31, 2005 to the expense incurred related to issuance of shares to consultants together with legal fees and audit fees in connection with the acquisition of Joy Power which was non-recurring in nature.

Seasonality

Joy Power typically experiences a decrease in sales during the months of January and February each year as Chinese New Year occurs during those months and many of Joy Power’s customers take extended vacations and holidays during those months.

Liquidity And Capital Resources

The Company had cash or cash equivalents of $161,499 at December 31, 2005 as a result of issuance of 129,100 shares of Series A Convertible Preferred Stock compared to nil at December 31, 2004 when the Company was merely a shell.  Net cash provided by operations amounted to $18 for the three months ended December 31, 2005 when the Company did not have any net cash provided by operations for the three months ended December 31, 2004.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $253,549 and has a working capital deficit of approximately $207,750 as of December 31, 2004.  Now that the Company has acquired Joy Power, its working capital deficit improved significantly to $93,670 as of December 31, 2005.  Based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network Joy Power has created, the Company will continue to attempt to grow.  Joy Power may require additional financing in order to implement its business plan.  Joy Power currently anticipates an additional need of working capital of approximately $1 million during the next 12 months in order to meet the strong demand for our products in the China market.  As the anticipated cash generated by operations may not be sufficient to fund these growth requirements, the Company may need to obtain additional funds through third party financing in the form of equity, debt or bank financing.  Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all.  In any of such events, the Company’s growth and prospects would be materially and adversely affected.  As a result of any such financing, the Company’s shareholders may experience substantial dilution.  In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control as China is still a developing country and Joy Power’s capital requirements may increase.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially effected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 129,100 shares of its Series A Preferred Stock to approximately 30 non-United States residents for gross proceeds of $129,100, subject to the filing of a Certificate of Designation with the Nevada Secretary of State.  These transactions are exempt from registration under Regulation S of the Securities Act of 1933 as no sales efforts were made in the United States.  All proceeds were used for operating capital.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

Date: February 23, 2006

By:	/s/ Hoi-hu Kiu
Hoi-ho Kiu
Chief Executive Officer and Director