Form 10QSB/A
period 2005-12-31
GOLDEN HEALTH HOLDINGS, INC.
filed 2006-04-28
CIK 1084873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.

Commission File Number 000-25845

Golden Health Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong
(Address of principal executive offices)

+852 3580 0105
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of March 1, 2006 was 193,998,672 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional small business disclosure format (check one) Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS.

Golden Health Holdings, Inc. and Subsidiary
Consolidated Balance Sheet (unaudited, in USD)
As at December 31, 2005

Assets
Current Assets
Cash and bank balances	161,499
Inventories	80,001
Other current assets	11,096
Total current assets	252,596

Property and equipment, net of accumulated depreciation	66,780
Total assets	319,376

Liabilities and Stockholders' Deficit
Current liabilities
Accrued expenses	99,039
Due to a shareholder	110,497
Income tax payable	14,744
Total current liabilities	224,280

Long term liabilities
Convertible notes payable	200,000
Total liabilities	424,280

Stockholders' deficit
Preferred stock
10,000,000 shares authorized, $0.001 par value,
121,900 Series A shares issued and outstanding	121,900
Common stock
100,000,000 shares authorized, $0.001 par value,
96,298,672 shares issued and outstanding	96,299
(Accumulated deficit)	(323,103)
Total stockholders' deficit	(104,904)

Total liabilities and stockholders' deficit	319,376

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited, in USD)
For the three months ended December 31

	Three months ended	Three months ended
	Dec. 31, 2005	Dec. 31, 2004

Gross Sales	287,355	—
Less: Sales rebates to customers	(195,169)	—
Net sales	92,186	—
Cost of sales	(17,054)	—
Gross profit	75,132	—
Selling expenses	(17,791)	—
General and administrative expenses	(119,988)	(2,000)
Interest expenses	(4,200)	(3,000)
(Loss) from operations	(66,847)	(5,000)
Net (loss) for the period	(66,847)	(5,000)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares	96,298,672	45,798,672

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited, in USD)
For the three months ended December 31

	Three months Ended	Three months Ended
	Dec. 31, 2005	Dec. 31, 2004
Cash flows provided by (used for) operating activities:
Net (loss)	$(66,847)	$(5,000)
Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	3,785	—
Changes in assets and liabilities:
Decrease (Increase) in assets
Inventories	3,497	—
Other current assets	(680)	—
(Decrease) Increase in liabilities
Accrued expenses	(60,263)	5,000
Total adjustments	66,865	5,000
Net cash provided by operating activities	18	—

Cash flows (used for) investing activities:
Purchases of property and equipment	(14,061)	—
Net cash (used for) investing activities	(14,061)	—

Cash flows provided by financing activities:
Due to a shareholder	40,026	—
Issuance of Preferred Stock	121,900	—
Net cash provided by financing activities	161,926	—

Net increase in cash	147,883	—
Cash, beginning of period	13,616	—

Cash, end of period	$161,499	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Non-cash financing activities:
Common stock issued for service	$—	$—
Common stock issued for reverser acquisition	$50,500	$—

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Group's significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group has determined that the book value of the Group’s notes payable at December 31, 2005 approximates fair value.

USE OF ESTIMATES

In preparing the Group's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on Joy Power's results of operations or its financial position.

NOTE 3 - RECAPITALIZATION

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

Golden Health has also agreed to issue 62,200,000 shares to consultants for services provided during the above recapitalization. However, Golden Health first must authorize enough shares for these issuances, which it has not done as of December 31, 2005. The fair value of the costs of such 62,200,000 consultancy shares is determined by the management in the amount of $62,200, which has been charged as general and administrative expense during the three-month period ended December 31, 2005 and accrued in the accompanying balance sheet. It is expected that such shares will be issued in the quarter ending June 30, 2006.

NOTE 4 - ACQUISITION

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

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

FORWARD-LOOKING STATEMENTS

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," “PLAN,” "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

	Three Months Ended December 31, 2005 (Unaudited)	Three Months Ended December 31, 2004 (Unaudited)
Statement of Operations Data:
Revenue	$92,186	$-0-
(Net Loss)	(66,847)	(5,000)
(Net Loss) Per Share	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$319,376	$-0-
Total Current Liabilities	224,280	207,750
Accumulated Deficit	(323,103)	(253,549)
Stockholders’ Deficit	(104,904)	(207,750)

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

Operating Expenses

Operating expenses of $2,000 for the three months ended December 31, 2004 are comprised of transfer agent fees and filing fees to the Secretary of State of Nevada. The Company’s selling expenses and general and administrative expenses increased to $17,791 and $119,988 respectively during the three months ended December 31, 2005 after the acquisition of Joy Power. Management expects Joy Power will require additional personnel in marketing and sales in order to bring brand and market recognition to Joy Power’s products. In addition, Joy Power will make expenditures for advertising, promotions and other marketing campaigns to promote Joy Power’s products.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not experience any income. Management of the Company believes that it will have to pay income taxes during the year ending September 30, 2006 as Joy Power is currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Loss

Net loss for the three months ended December 31, 2004 was $2,000 as the Company was merely a shell compared to a net loss of $66,847 for the three months ended December 31, 2005 after the acquisition of Joy Power. Management attributes the loss for the three months ended December 31, 2005 to the expense incurred related to issuance of shares to consultants together with legal fees and audit fees in connection with the acquisition of Joy Power which was non-recurring in nature.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $253,549 and has a working capital deficit of approximately $207,750 as of December 31, 2004. Now that the Company has acquired Joy Power, its working capital surplus improved significantly to $28,316 as of December 31, 2005. Based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network Joy Power has created, the Company will continue to attempt to grow. Joy Power may require additional financing in order to implement its business plan. Joy Power currently anticipates an additional need of working capital of approximately $1 million during the next 12 months in order to meet the strong demand for our products in the China market. As the anticipated cash generated by operations may not be sufficient to fund these growth requirements, the Company may need to obtain additional funds through third party financing in the form of equity, debt or bank financing. Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, the Company’s growth and prospects would be materially and adversely affected. As a result of any such financing, the Company’s shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control as China is still a developing country and Joy Power’s capital requirements may increase.

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

GOLDEN HEALTH HOLDINGS, INC. Date: April 24, 2006 By: /s/ Hoi-ho Kiu Hoi-ho Kiu Chief Executive Officer and Director