Form 10KSB/A
period 2005-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2006-05-01
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 000-25845

GOLDEN HEALTH HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong

(Address of principal executive offices)

Issuer's telephone number: +852 3580 0105

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐ No ☒

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

The number of shares of common stock outstanding, par value $.001 per share, of the issuer as of March 1, 2006 was 193,998,672 shares.

Transitional small business disclosure format (check one) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) Registration Statement on Form 10-SB filed on April 22, 1999 (Registration No. 000-25845), (ii) Current Report on Form 8-K filed on May 11, 2004, (iii) Current Report on Form 8-K filed on November 7, 2005, (iv) Current Report on Form 8-K filed on December 15, 2005, and (v) Annual Report on Form 10-KSB filed on February 10, 2006.

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

On October 3, 2005, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Joy Power International Holdings Limited, a Hong Kong corporation (“Joy Power”), and the stockholders thereof which sets forth the terms and conditions of the business combination of the Company and Joy Power through the exchange by the Joy Power Stockholders of their interests therein for shares of common stock of the Company, as a result of which Joy Power became a wholly-owned subsidiary of the Company.

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

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

The following table sets forth, for the years indicated, the Company’s selected financial information:

	Year Ended September 30, 2005 (Audited)	Year Ended September 30, 2004 (Unaudited)
Statement of Operations Data:
Revenue	$-0-	$-0-
(Net Loss)	(17,000)	(202,750)
(Net Loss) Per Share	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$-0-	$-0-
Total Current Liabilities	219,750	202,750
Accumulated Deficit	265,549	248,549
Stockholders’ Deficit	(219,750)	(202,750)

Fiscal Year Ended September 30, 2005 (audited) as compared to fiscal year ended September 30, 2005 (unaudited)

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

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Each director holds office (subject to the Company’s By-Laws) until the next annual meeting of shareholders and until such director's successor has been elected and qualified. All of the Company’s executive officers are serving until the next annual meeting of directors and until their successors have been duly elected and qualified. There are no family relationships between any of the Company’s directors and executive officers.

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

ITEM 13.	EXHIBITS

Exhibit	Description
2	Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005[1]
3.1	Articles of Incorporation of Centre Capital Corporation, dated September 6, 1988[2]
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, dated April 15, 2004[3]
3.3	Bylaws of Centre Capital Corporation, dated December 22, 1995[2]
10.1	Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005[4]
10.2	Revised Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 30, 2005[4]
14	Code of Ethics, dated January 4, 2006[5]
21	Subsidiaries[5]
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2005.
[2]	Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
[3]	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 11, 2004.
[4]	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2005.
[5]	Incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on February 10, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor

Madsen & Associates CPA’s Inc. (“Madsen”) was our independent auditor and audited our financial statements for the fiscal year ending September 30, 2005. Madsen performed the services listed below and was paid the fees listed below for the fiscal year ended September 30, 2005. The Company did not have an auditor for the fiscal years ended September 30, 2004, 2003, or 2002.

Total Audit Fees for the Fiscal Year Ending September 30, 2005

Madsen was paid aggregate fees of approximately $5,000 for professional services rendered for the audit of our annual financial statements for the fiscal years ended September 30, 2005.

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

Name: Hoi-ho Kiu Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hoi-ho Kiu	Chief Executive Officer and Director	April 24, 2006
Hoi-ho Kiu	(Principal ExecutiveOfficer)

/s/ Maggie Kwok	Chief Financial Officer, (Principal Financial and Accounting Officer)	April 24, 2006
Maggie Kwok	and Director

/s/ Yu-Fai Yip	Secretary and Director	April 24, 2006
Yu-Fai Yip

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Golden Health Holdings, Inc. as of September 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of September 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Madsen & Associates CPAs, Inc.

Murray, Utah 84107

January 11, 2006

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30, 2005

ASSETS
Total Assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$19,750

Long Term Liabilities:
Convertible notes payable	200,000
Total Liabilities	$219,750

Stockholders' Deficit
Preferred stock, $.001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	—
Common stock, $.001 par value - 100,000,000 shares
authorized; 45,798,672 shares issued and outstanding	45,799

Additional paid-in capital	—
Deficit Accumulated during Development Stage	(265,549)

Total stockholders' deficit	(219,750)
Total liabilities and stockholders' deficit	$—

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Feb. 12, 2002 (date of
			inception of development
			stage) to Sep. 30, 2005
		(unaudited)	(unaudited) Feb. 12, 2002
	Year ended	Year ended	to September 30,
	September 30, 2005	September 30, 2004	2004

REVENUES	$—	$—	$—

EXPENSES
Administrative	5,000	200,000	250,799
Total operating expenses	5,000	200,000	250,799

Interest expense	12,000	2,750	14,750

Net Loss	(17,000)	(202,750)	(265,549)

Basic net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	45,798,672	45,798,672

GOLDEN HEALTH HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 12, 2002 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2005
(UNAUDITED) FOR THE PERIOD FEBRUARY 12, 2002 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2004

	Common	Common		During the
	Stock	Stock	Additional	Development	Total
	Shares	Amount	Paid-in-Capital	Stage	Equity/(Deficit)

Balances as of February 12, 2002 (unaudited)	125,754	$126	$1,374	$(7,626)	$(6,126)

Capital contribution - issuance of shares	7,499,968	7,500	(1,374)	—	6,126

Net Loss for the year ended September 30, 2002 (unaudited)	—	—	—	—	—

Balances as of September 30, 2002 (unaudited)	7,625,722	$7,626	$—	$(7,626)	$(0)

Issuance of shares for services - August 8, 2003	7,692,950	7,693	—	—	7,693

Shares issued in anticipation of merger with Guangzhou Genghai Technology
September 15, 2003	30,480,000	30,480	—	—	30,480

Net Loss for the year ended September 30, 2003 (unaudited)	—	—		(38,173)	(38,173)

Balances at September 30, 2003 (unaudited)	45,798,672	45,799	—	(45,799)	$(0)

Net Loss for the year ended September 30, 2004				(202,750)	(202,750)

Balances at September 30, 2004 (unaudited)	45,798,672	$45,799	$—	$(248,549)	$(202,750)

Net Loss for the year ended September 30, 2005				(17,000)	(17,000)
Balances at September 30, 2005	45,798,672	$45,799	$—	$(265,549)	$(219,750)

See accompanying notes to financial statements.

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

Feb. 12, 2002 (date of
inception of development
stage) to Sep. 30, 2005
		(unaudited)	(unaudited) Feb. 12, 2002
	Year ended	Year ended	to September 30,
	September 30, 2005	September 30, 2004	2004

Cash flows from operating activities:
Net income (loss)	$(17,000)	$(202,750)	$(265,549)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services	—	—	15,319
Common stock issued for anticipated acquisition	—	—	30,480
Increase in current and LT liabilities	17,000	202,750	219,750

Net cash used in operating activities	$—	$—	$—

Cash flows from investing activities:	$—	$—	$—

Cash flows from financing activities:	$—	$—	$—

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash financing activities:
Common stock issued for service	$—	$—	$—
Common stock issued for anticipated acquisition	$—	$—	$—

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s notes payable at September 30, 2005 approximates fair value.

USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

For the period ended September 30, 2004, the Company issued $200,000 in convertible notes payable to several investors (all notes carry an interest rate of 6%, and a maturity date of March 2007). All notes are convertible to common shares of the Company’s stock at a conversion price of $.03. Per Board resolution, 4,600,000 shares of common stock have been reserved for these potential conversions. The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by the Company. As of September 30, 2004, the entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activity. Due to the Company’s stock having fair market value lower than the conversion price as of September 30, 2005 which makes the convertible notes out of money, all proceeds have been allocated to the liability. Also, as the Company recorded a net loss for the year ended September 30, 2005, any potential common shares resulting from conversion would be anti-dilutive.

These notes were issued along with 7,500,000 detachable warrants, with an exercise price of $.05. As indicated above, due to the Company’s common stock having fair market value lower than the exercise price as of September 30, 2005 which makes the warrants out of money, no value has been allocated to these warrants.

NOTE 4 - SUBSEQUENT EVENTS

On October 3, 2005, the Company entered into an agreement to acquire 100% of the outstanding common shares of Joy Power solely in exchange for an aggregate of 54,000,000 shares of authorized, but theretofore unissued, shares of common stock, par value $.001 per share. This transaction closed on October 3, 2005. For accounting purposes, the acquisition has been treated as a recapitalization of Joy Power with Joy Power as the acquirer (reverse acquisition). The historical financial information giving effect to the acquisition, as if the acquisition took place October 1, 2003, is as follows.

Pro-Forma Balance Sheet

					Consolidated
					Condensed
	Golden Health	Joy Power	Pro forma		Pro forma Balance Sheet
	9/30/05	9/30/05	Adjustments		9/30/05
Assets:
Current Assets	$—	$107,530	$—		107,530
Fixed Assets	—	56,504	—		56,504
Total Assets	$—	$164,034	$—		164,034

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities	$19,750	$100,741	$—		112,741
Long Term Liabilities	200,000	—	—		193,000

Stockholders' Equity (Deficit):
Common Stock	45,799	1,282	54,000	(1)	99,809
			(1,272)	(3)

Additional paid-in-capital	—	—	(54,000)	(1)	—
			(265,549)	(2)
			1,272	(3)
			303,527	(4)

Accumulated earnings (deficit)	(265,549)	62,011	265,549	(2)	(241,516)
			(303,527)	(4)
Total Liabilities and Stockholders' Equity (Deficit	$—	$164,034			$164,034

(1)	Issuance of 54,000,000 shares of $.001 par value Golden Health Holdings, Inc. stock in exchange for the outstanding common shares of Joy Power.
(2)	Eliminate Golden Health Accumulated Deficit.
(3)	Eliminate Joy Power common stock (.1282 (pv of Joy Power) - .001 (par value of Golden Health)) x 10,000 (o/s shares of Joy Power) = $1,272.
(4)	Eliminate negative Additional paid-in-capital.

Pro-Forma Income Statement

				Consolidated
				Condensed
	Golden Health	Joy Power		Income Statement
	Year ended	Year ended	Pro forma	Year ended
	9/30/05	9/30/05	Adjustments	9/30/05

Net sales	$—	$222,862	$—	$222,862
Cost of sales	—	(25,927)	—	(25,927)
Gross Profit		196,935	—	196,935

General and administrative expenses	$(5,000)	$(67,700)	$—	$(72,700)
Selling expenses	-	(52,480)		(52,480)
Total expenses	(5,000)	(120,180)	—	(125,180)

Income from operations	$(5,000)	$76,755	$—	$71,755
Interest expense	(12,000)	—		(12,000)
Net Income (Loss)	$(17,000)	$76,755		$59,755

Basic and fully diluted net (loss) per common share	(0.00)			0.00

Weighted average shares outstanding	45,798,672			99,809,000

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

NOTE 5 - GOING CONCERN

The Company incurred a net operating loss of $17,000, and has accumulated deficit of $265,549 for the year ended and as of September 30, 2005, with no revenues and no assets. The Company does not have the working capital to service its debt and for any future planned activity. The Company's management believes they can obtain the necessary working capital needed to pay its debt and for any future planned activity by receiving additional loans from officers, and by additional equity funding, which will enable the Company to operate for the coming year.