Form 10QSB
period 2006-03-31
GOLDEN HEALTH HOLDINGS, INC.
filed 2006-05-18
CIK 1084873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.

Commission File Number 000-25845

Golden Health Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong
(Address of principal executive offices)

+852 3580 0105
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X ]

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of May 16, 2006 was 161,998,672shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X ]

Transitional small business disclosure format (check one) Yes [_] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

The following documents as filed by Golden Health Holdings, Inc. or its predecessor(s) are incorporated by reference herein: (i) Report on Form 8-K filed on November 7, 2005; (ii) Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999; Report on Form 8-K filed on May 11, 2004; Report on Form 8-K filed on December 15, 2005; Definitive Information Statement on Schedule 14C filed March 23, 2006.

ITEM 1. FINANCIAL STATEMENTS.

Golden Health Holdings, Inc. and Subsidiary
Consolidated Balance Sheet (unaudited, in USD)
As at March 31, 2006

Assets

Current Assets
Cash and bank balances	223,915
Inventories	50,000
Other current assets	11,419
Total current assets	285,334

Property and equipment, net of accumulated depreciation	63,390
Total assets	348,724

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses	277,203
Due to a shareholder	3,500
Income tax payable	14,744
Total current liabilities	295,447

Long term liabilities
Convertible notes payable	200,000
Total liabilities	495,447

Stockholders' deficit
Preferred stock
10,000,000 shares authorized, $0.001 par value,
121,900 Series A shares issued and outstanding	121,900
Common stock
100,000,000 shares authorized, $0.001 par value,
96,298,672 shares issued and outstanding	96,299
(Accumulated deficit during development stage)	(364,922)
Total stockholders' deficit	(146,723)

Total liabilities and stockholders' deficit	348,724

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited, in USD)
For the three and six months ended March 31

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Gross Sales	731,015	—	1,018,370	—
Less: Sales rebates to customers	(610,121)	—	(805,290)	—
Net sales	120,894	—	213,080	—
Cost of sales	(34,417)	—	(51,471)	—
Gross profit	86,477	—	161,609	—
Selling expenses	(42,954)	—	(60,745)	—
General and administrative expenses	(81,142)	(1,000)	(201,130)	(6,000)
Interest expenses	(4,200)	—	(8,400)	—
Loss from operations	(41,819)	(1,000)	(108,666)	(6,000)
Income Tax	—	—	—	—
Net loss for the period	(41,819)	(1,000)	(108,666)	(6,000)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares	96,298,672	45,798,672	96,298,672	45,798,672

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows (unaudited, in USD)
For the six months ended March 31

	2006	2005
Cash flows provided by (used for) operating activities:
Net (loss)	$(41,819)	$(1,000)
Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities
Depreciation and amortization	3,806	—
Changes in assets and liabilities:
Decrease (Increase) in assets
Inventories	30,001	—
Other current assets	(323)	—
(Decrease) Increase in liabilities
Accrued expenses	178,164	1,000
Income tax payable	—	—
Total adjustments	211,648	1,000
Net cash provided by operating activities	169,829	—

Cash flows (used for) investing activities:
Purchases of property and equipment	(415)	—
Net cash (used for) investing activities	(415)	—

Cash flows provided by financing activities:
Due to a shareholder	(106,998)	—
Net cash provided by financing activities	(106,998)	—

Net increase in cash	62,416	—
Cash, beginning of period	161,499	—

Cash, end of period	$223,915	$—

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Non-cash financing activities:
Common stock issued for service	$—	$—
Common stock issued for reverser acquisition	$50,500	$—

The accompanying notes are an integral part of these financial statements.

GOLDEN HEALTH HOLDINGS, INC. AND SUBSIDIARY (THE “GROUP”)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (UNAUDITED)

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

The interim financial statements of the Group for the three months and six months ended March 31, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group has determined that the book value of the Group’s notes payable at March 31, 2006 approximates fair value.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31 2006, the Group did not have any dilutive common stock equivalents.

INCOME TAXES

On March 31, 2006, the Group had a net operating loss available for carryforward of $41,819. Due to substantial change in ownership of Golden Health (see Note 3 below), the income carryforward relates only to operations from the date of acquisition through March 31, 2006. The tax benefit of Golden Health of approximately $2,800 from the loss carry forward has been fully offset by a valuation reserve because it is not likely that the Group will be able to realize the benefits during this fiscal year and will more than likely be unable to recognize a deferred tax asset at the end of this fiscal year, due to its plans to issue additional stock for services. The loss carryover will begin to expire in 2025. The income tax payable of $14,744 as of March 31, 2006 was incurred by Joy Power before its acquisition by Golden Health took place at October 3, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on Joy Power's results of operations or its financial position.

NOTE 3 - RECAPITALIZATION

On September 30, 2005, Joy Power entered into an agreement whereby 100% of its stock would be given to the shareholders of Golden Health in exchange for 54,000,000 shares of Golden Health’s stock. For accounting purposes, the transaction has been treated as a recapitalization of Joy Power with Joy Power as the acquirer (reverse acquisition). This transaction closed on October 3, 2005. As of March 31, 2006, only 50,500,000 common shares of the 54,000,000 common shares agreed to, had been issued.

Golden Health has also agreed to issue 62,200,000 shares to consultants for services provided during the above recapitalization. However, Golden Health first must authorize enough shares for these issuances, which it has not done as of March 31, 2006. The fair value of the costs of such 62,200,000 consultancy shares is determined by the management in the amount of $62,200, which has been charged as general and administrative expense during the three-month period ended December 31, 2005 and accrued in the accompanying balance sheet. It is expected that such shares will be issued in the quarter ending June 30, 2006.

NOTE 4 - ACQUISITION

On November 30, 2005, Joy Power entered into a revised Sale and Purchase Agreement with Golden Health, Dalian Fengming and Ms. Hoi-ho Kiu, President and Secretary of Joy Power and a Director of Golden Health, to acquire undeveloped real estate (“Recreation Town”) for $4.75 million, owned by Ms. Hoi-ho Kiu. Ms. Kiu will transfer 100% of the beneficial ownership interests of Recreation Town to Joy Power in exchange for 32,000,000 shares of Golden Health’s common stock. As of March 31, 2006, no shares had been issued as a result of this acquisition agreement.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During fiscal year 2004, Golden Health issued $200,000 in convertible notes payable to several investors (all notes carry an interest rate of 6%, and a maturity date of March 2007). All notes are convertible to common shares of Golden Health stock at a conversion price of $.03. The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by Golden Health. The entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activity. Due to Golden Health’s stock having fair market value lower than the conversion price as of March 31, 2006 which makes the convertible notes out of money, all proceeds have been allocated to the liability. Also, as the Group recorded a net loss for the period ended March 31, 2006, any potential common shares resulting from conversion would be anti-dilutive.

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

Overview

Golden Health Holdings, Inc. (the “Company”) was incorporated in Nevada on September 6, 1988. On September 24, 2001, the Company filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada. The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on February 12, 2002 with no remaining assets or liabilities. In August 2003, the Company entered into a share exchange agreement with the principals of Guangzhou Genghai Technology Development Co., Ltd. (“Genghai”) and issued 30,480,000 shares of the Company’s Common Stock to them in exchange for all the equity interests in Genghai. However, the principals of Genghai failed to transfer the equity stock of Genghai into the Company and incurred $200,000 expenses of auditing costs and legal expenses financed by a secured loan from Professional Traders Fund using 27,599,640 shares owned by Mr. Zhijian Lu and Ms. Wu Ge, directors of the Company as collateral.

On September 30, 2005, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Joy Power International Holdings Limited, a Hong Kong corporation (“Joy Power”), and the stockholders thereof (the “Joy Power Stockholders”), which sets forth the terms and conditions of the business combination (the “Transaction”) of the Company and Joy Power through the exchange by the Joy Power Stockholders of their interests therein for shares of common stock, par value $0.001 per share, of the Company, as a result of which Joy Power became a wholly-owned subsidiary of the Company.

Joy Power

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

Joy Power was incorporated on February 5, 2005 in Hong Kong and commenced business in June 2005. Joy Power is in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships.

Joy Power’s business strategy is to expand its sales force and promotional campaigns in line with increasing levels of business in the next twelve months.

Company management expects general and administrative costs to increase in future periods due to costs of operating as a public company, whereby the Company will incur added costs for filing fees, increased professional service fees and insurance costs.

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

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

	Three Months Ended March 31, 2006 (Unaudited)	Three Months Ended March 31, 2005 (Unaudited)	Six Months Ended March 31, 2006 (Unaudited)	Six Months Ended March 31, 2005 (Unaudited)
Statement of Operations Data:
Revenue	$731,015	$-0-	$824,061	$-0-
(Net Loss)	(3,503)	(1,000)	(70,350)	(3,000)
(Net Loss) Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$348,724	$-0-	$348,724	$-0-
Total Current Liabilities	295,447	203,000	295,447	203,000
Accumulated Deficit	(364,922)	(248,799)	(364,922)	(248,799)
Stockholders’ Deficit	(146,723)	(203,000)	(146,723)	(203,000)

Three months ended March 31, 2006 as compared to three months ended March 31, 2005 (Unaudited)

Revenues

The Company did not have any revenues in the three months ended March 31, 2005 because the Company was a shell company with no operations. After the acquisition of Joy Power on October 3, 2005, the Company started to generate revenues for the three months ended March 31, 2006 and recorded a net revenue of $731,015.

Cost of Sales

The Company did not have a cost of sales for the three months ended March 31, 2005 because the Company was a shell company with no operations. After the acquisition of Joy Power on October 3, 2005, the Company incurred a cost of goods sold for the three months ended March, 2006 of $34,417.

Operating Expenses

Operating expenses of $1,000 for the three months ended March 31, 2005 are comprised of transfer agent fees and filing fees paid to the Secretary of State of Nevada. The Company’s selling expenses and general and administrative expenses increased to $42,954 and $81,142 respectively during the three months ended March 31, 2006 after the acquisition of Joy Power. Management expects Joy Power will need to hire additional marketing and sales personnel in order to bring brand and market recognition to Joy Power’s products. In addition, Joy Power will make expenditures for advertising, promotions and other marketing campaigns to promote Joy Power’s products.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending September 30, 2006 because Joy Power is currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits.

Net Loss

Net loss for the three months ended March 31, 2005 was $1,000 because the Company was a shell company as compared to a net loss of $41,819 for the three months ended March 31, 2006 after the acquisition of Joy Power. Management attributes the loss for the three months ended March 31, 2006 to the expenses incurred related to legal fees and audit fees in connection with the financial reporting of the Company as a public company.

Six Months ended March 31, 2006 as compared to six months ended March 31, 2005 (Unaudited)

Revenues

The Company did not have any revenues in the six months ended March 31, 2005 as the Company was a shell company with no operations. After the acquisition of Joy Power on October 3, 2005, the Company started to generate revenues for the six months ended March 31, 2006 and recorded a net revenue of $824,061.

Cost of Sales

The Company did not have a cost of sales for the six months ended March 31, 2005 as the Company was a shell company with no operations. After the acquisition of Joy Power on October 3, 2005, the Company recorded a cost of goods sold of $51,471 for the six months ended March, 2006.

Operating Expenses

Operating expenses of $3,000 for the six months ended March 31, 2005 are comprised of transfer agent fees and filing fees paid to the Secretary of State of Nevada. The Company’s selling expenses and general and administrative expenses increased to $60,745 and $201,130 respectively during the six months ended March 31, 2006 after the acquisition of Joy Power. Management expects Joy Power will need to hire additional marketing and sales personnel in order to bring brand and market recognition to Joy Power’s products. In addition, Joy Power will make expenditures for advertising, promotions and other marketing campaigns to promote Joy Power’s products.

Net Loss

Net loss for the six months ended March 31, 2005 was $3,000 because the Company was merely a shell as compared to a net loss of $108,666 for the six months ended March 31, 2006 after the acquisition of Joy Power. Management attributes the loss for the six months ended March 31, 2006 to expenses incurred related to issuance of shares to consultants in connection with the acquisition of Joy Power, which expenses are non-recurring in nature. The management also attributes the loss for the six months ended March 31, 2006 to the expenses incurred related to legal fees and audit fees in connection with the financial reporting of the Company as a public company.

Seasonality

Joy Power typically experiences a decrease in sales during the months of January and February each year during the Chinese New Year occurs because many of Joy Power’s customers take extended vacations and holidays at this time..

Liquidity And Capital Resources

The Company had cash or cash equivalents of $223,915 at March 31, 2006 as a result of the acquisition of Joy Power compared to no cash or cash equivalents at March 31, 2005 when the Company was merely a shell. Net cash provided by operations amounted to $169,765 for the six months ended March 31, 2006.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $364,922 and has a working capital deficit of approximately $203,000 as of March 31, 2005. Now that the Company has acquired Joy Power, its working capital surplus has improved significantly to $10,439 as of March 31, 2006. Based on the sales revenue generated by the recent accumulation of additional products and the distribution and sales network Joy Power has created, the Company believes it will continue to grow. Joy Power may require additional financing in order to implement its business plan. Joy Power currently anticipates an additional need of working capital of approximately $1 million during the next 12 months in order to meet the strong demand for its products in the China market. Cash anticipated to be generated by operations may not be sufficient to fund these growth requirements, and the Company may need to obtain additional funding through third party financing in the form of equity or debt financing. Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, the Company’s growth and prospects would be materially and adversely affected. As a result of any such financing, the Company’s shareholders may experience substantial dilution. In addition, results may be negatively impacted as a result of political and economic factors beyond management’s control, as China is still a developing country and Joy Power’s capital requirements may increase.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company or Joy Power.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 23, 2006 the Company filed a Definitive Information Statement on Schedule 14C in lieu of an annual meeting. Three directors, Maggie Kwok, Hoi-ho Kiu and Yu Fai Yip were elected for a term of one year or until their successors are duly elected and qualified.

Other matters which were voted upon included the authorization to amend of the Company’s Articles of Incorporation in order (i) to increase the authorized shares of Common Stock of the Company from 100,000,000 to 300,000,000 and to increase the number of authorized preferred shares from 10,000,000 to 100,000,000 and (ii) to obtain shareholder ratification of the appointment of Madsen & Associates CPA’s Inc., Certified Public Accountants, as the Company’s independent public accountants.

Yu Fai Yip, the holder of 52.4% of the issued and outstanding Common Stock of the Company based upon 96,298,672 shares of Common Stock issued and outstanding executed a written consent, voting for each of the proposals. As of the record date for the requisite vote of March 1, 2006, there were 193,998,672 shares of Common Stock outstanding, 93,998,672 of which are not authorized by the Company’s Articles of Incorporation. The Company is obligated to issue a greater number of shares than it is legally authorized to issue and, pursuant to this shareholder consent, is in the process of amending its Articles of Incorporation in order to address this inconsistency.

Subsequently, effective April 21, 2006, the Board of Directors of Golden Health Holdings, Inc. (the “Company”) dismissed Madsen & Associates CPA’s, Inc. (“Madsen”) as its independent auditors and approved the engagement of Jeffrey Tsang & Co., Certified Public Accountants (“Jeffrey Tsang”), Hong Kong of Unit B, 15/F., Englong Commercial Building, 184 Nathan Road, Kowloon, Hong Kong as Madsen’s replacement. There were no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Madsen would have caused Madsen to make reference to the matter in his report(s).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2
Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005[1]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2005.

3.1
Articles of Incorporation of Centre Capital Corporation, dated September 6, 1988[2]  Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.

3.2
Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, dated April 15, 2004[3]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 11, 2004.

3.3	Bylaws of Centre Capital Corporation, dated December 22, 1995[2]
10.1
Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005[4]  Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2005.

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

________________________
1 Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2005.
2 Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
3 Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 11, 2004.
4 Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

Date: May 16, 2006	By:	/s/ Hoi-ho Kiu
Hoi-ho Kiu Chief Executive Officer and Director