Form 10KSB/A
period 2005-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2006-09-27
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

The number of shares of common stock outstanding, par value $.001 per share, of the issuer as of September 12, 2006 was 96,298,672 shares.

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

2

Table of Contents

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

1

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

Results of Operations

The following table sets forth, for the years indicated, the Company’s selected financial information:

	Year Ended September 30, 2005 (Audited)	Year Ended September 30, 2004 (Audited)
Statement of Operations Data:
Revenue	$-0-	$-0-
(Net Loss)	(17,000)	(202,750)
(Net Loss) Per Share	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$-0-	$-0-
Total Current Liabilities	219,750	202,750
Accumulated Deficit	265,549	248,549
Stockholders’ Deficit	(219,750)	(202,750)

Fiscal Year Ended September 30, 2005 (audited) as compared to fiscal year ended September 30, 2005 (audited)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had been without an audit firm since 2001 until its change in control as reported on Current Report on Form 8-K/A dated November 18, 2005. On November 21, 2005, the Company engaged Madsen & Associates CPA’s, Inc (“Madsen”), Murray, Utah, as its audit firm subject to ratification by the Company’s shareholders at its next annual shareholders meeting.

Subsequently, effective April 21, 2006, the Board of Directors of the Company dismissed Madsen as its audit firm and approved the engagement of Jeffrey Tsang & Co., Certified Public Accountants (“Jeffrey Tsang”), Unit 1104, Fourseas Building, 208-212 Nathan Road, Kowloon, Hong Kong as Madsen’s replacement subject to ratification by the Company’s shareholders at its next annual shareholders meeting. There were no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor

Madsen was our independent auditor and audited our financial statements for the fiscal year ending September 30, 2005. Madsen was paid aggregate fees of approximately $5,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2005. Madsen did not perform and was not paid additional fees for the fiscal year ended September 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements, tax services, or any other services.

Jeffrey Tsang was our independent auditor and audited our financial statements for the fiscal year ending September 30, 2004. Jeffrey Tsang was not paid any fees for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2004. Jeffrey Tsang did not perform and was not paid additional fees for the fiscal year ended September 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of our financial statements, tax services or any other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

/s/ Hoi-ho Kiu
By: Hoi-ho Kiu Its: Chief Executive Officer

Date: September 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hoi-ho Kiu /s/ Hoi-ho Kiu	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2006

/s/ Maggie Kwok Maggie Kwok	Chief Financial Officer, (Principal Financial and Accounting Officer) and Director	September 25, 2006

/s/ Yu-Fai Yip Yu-Fai Yip	Secretary and Director	September 25, 2006

JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Unit 1104, 11/F, Fourseas Commercial Building, 218 Nathan Road, Kowloon, Hong Kong SAR.

Tel: (852) 2781 1606 Fax: (852) 2783 0752 E-mail: info@hkjtc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

GOLDEN HEALTH HOLDINGS, INC.

(A NEVADA CORPORATION)

We have audited the accompanying balance sheet of Golden Health Holdings, Inc. as of September 30, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data in the accompanying financial statements of the Company for the period from February 12, 2002 (date of inception of development stage) to September 30, 2004. Those cumulative data were unaudited.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Health Holdings, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004, in conformity with United States generally accepted accounting principles.

/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong

September 25, 2006

GOLDEN HEALTH HOLDINGS, INC. (DEVELOPMENT STAGE COMPANY) BALANCE SHEET

	September 30, 2005	September 30, 2004

ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$19,750	$2,750

Long Term Liabilities:
Convertible notes payable	200,000	200,000

Total Liabilities	$219,750	$202,750

Stockholders' Deficit
Preferred stock, $.001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 45,798,672 shares issued and outstanding	45,799	45,799

Additional paid-in capital	-	-
Deficit Accumulated during Development Stage	(265,549)	(248,549)

Total stockholders' deficit	(219,750)	(202,750)

Total liabilities and stockholders' deficit	$-	$-

GOLDEN HEALTH HOLDINGS, INC. (DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

			Feb. 12, 2002 (date of
			inception of development
			stage) to Sep. 30, 2005
			(unaudited) Feb. 12, 2002
	Year ended	Year ended	to September 30,
	September 30, 2005	September 30, 2004	2004

REVENUES	$-	$-	$-

EXPENSES
Administrative	5,000	200,000	250,799

Total operating expenses	5,000	200,000	250,799

Interest expense	12,000	2,750	14,750

Net Loss	(17,000)	(202,750)	(265,549)

Basic net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	45,798,672	45,798,672

GOLDEN HEALTH HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 12, 2002 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2005
(UNAUDITED) FOR THE PERIOD FEBRUARY 12, 2002 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2003

				Deficit
				Accumulated
	Common	Common		During the
	Stock	Stock	Additional	Development	Total
	Shares	Amount	Paid-in-Capital	Stage	Equity/(Deficit)

Balances as of February 12, 2002 (unaudited)	125,754	$126	$1,374	$(7,626)	$(6,126)

Capital contribution - issuance of shares	7,499,968	7,500	(1,374)	-	6,126

Net Loss for the year ended September 30, 2002 (unaudited)	-	-	-	-	-

Balances as of September 30, 2002 (unaudited)	7,625,722	$7,626	$-	$(7,626)	$(0)

Issuance of shares for services - August 8, 2003	7,692,950	7,693	-	-	7,693

Shares issued in anticipation of merger with
Guangzhou Genghai Technology September 15, 2003	30,480,000	30,480	-	-	30,480

Net Loss for the year ended September 30, 2003 (unaudited)	-	-		(38,173)	(38,173)

Balances at September 30, 2003 (unaudited)	45,798,672	45,799	-	(45,799)	$(0)

Net Loss for the year ended September 30, 2004				(202,750)	(202,750)

Balances at September 30, 2004	45,798,672	$45,799	$-	$(248,549)	$(202,750)

Net Loss for the year ended September 30, 2005				(17,000)	(17,000)

Balances at September 30, 2005	45,798,672	$45,799	$-	$(265,549)	$(219,750)

See accompanying notes to financial statements.

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Feb. 12, 2002 (date of
			inception of development
			stage) to Sep. 30, 2005
			(unaudited) Feb. 12, 2002
	Year ended	Year ended	to September 30,
	September 30, 2005	September 30, 2004	2004

Cash flows from operating activities:
Net income (loss)	$(17,000)	$(202,750)	$(265,549)
Adjustments to reconcile net loss to cash used in operating
activities:
Common stock issued for services	-	-	15,319
Common stock issued for anticipated acquisition	-	-	30,480
Increase in current and LT liabilities	17,000	202,750	219,750

Net cash used in operating activities	$-	$-	$-

Cash flows from investing activities:	$-	$-	$-

Cash flows from financing activities:	$-	$-	$-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Common stock issued for service	$-	$-	$15,319
Common stock issued for anticipated acquisition	$-	$-	$30,480

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

Pro-Forma Balance Sheet

					Consolidated
					Condensed
	Golden Health	Joy Power	Pro forma		Pro forma Balance Sheet
	9/30/05	9/30/05	Adjustments		9/30/05
Assets:
Current Assets	$-	$107,530	$-		107,530

Fixed Assets	-	56,504	-		56,504

Total Assets	$-	$164,034	$-		164,034

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities	$19,750	$100,741	$-		112,741

Long Term Liabilities	200,000	-	-		193,000

Stockholders' Equity (Deficit):
Common Stock	45,799	1,282	54,000	(1)	99,809
			(1,272)	(3)

Additional paid-in-capital	-	-	(54,000)	(1)	-
			(265,549)	(2)
			1,272	(3)
			303,527	(4)

Accumulated earnings (deficit)	(265,549)	62,011	265,549	(2)	(241,516)
			(303,527)	(4)

Total Liabilities and
Stockholders' Equity (Deficit	$-	$164,034			$164,034

(1)	Issuance of 54,000,000 shares of $.001 par value Golden Health Holdings, Inc. stock in exchange for the outstanding common shares of Joy Power.
(2)	Eliminate Golden Health Accumulated Deficit.
(3)	Eliminate Joy Power common stock (.1282 (pv of Joy Power) - .001 (par value of Golden Health)) x 10,000 (o/s shares of Joy Power) = $1,272.
(4)	Eliminate negative Additional paid-in-capital.

Pro-Forma Income Statement

				Consolidated
				Condensed
	Golden Health	Joy Power		Income Statement
	Year ended	Year ended	Pro forma	Year ended
	9/30/05	9/30/05	Adjustments	9/30/05

Net sales	$-	$222,862	$-	$222,862
Cost of sales	-	(25,927)	-	(25,927)
Gross Profit		196,935	-	196,935

General and administrative expenses	$(5,000)	$(67,700)	$-	$(72,700)
Selling expenses	-	(52,480)		(52,480)
Total expenses	(5,000)	(120,180)	-	(125,180)

Income from operations	$(5,000)	$76,755	$-	$71,755
Interest expense	(12,000)	-		(12,000)

Net Income (Loss)	$(17,000)	$76,755		$59,755

Basic and fully diluted net (loss)
per common share	(0.00)			0.00

Weighted average shares outstanding	45,798,672			99,809,000

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