Form 10QSB
period 2006-06-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2006-10-11
CIK 1084873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.

Commission File Number 000-25845

Golden Health Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer
Identification No.)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong
(Address of principal executive offices)

+852 3580 0105
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of October 10, 2006 was 45,798,672 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

Transitional small business disclosure format (check one) Yes [   ] No [ X ]

TABLE OF CONTENTS

PART I

DOCUMENTS INCORPORATED BY REFERENCE

The following documents as filed by Golden Health Holdings, Inc. or its predecessor(s) are incorporated by reference herein: (i) Report on Form 8-K filed on November 7, 2005; (ii) Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999; and (iii) Report on Form 8-K filed on May 11, 2004.

ITEM 1. FINANCIAL STATEMENTS.

Golden Health Holdings, Inc.
Balance Sheet (unaudited, in USD)
As at June 30, 2006

Assets

Total assets	$-

Liabilities and Stockholders' Deficit

Current liabilities
Accrued expenses	64,306
Total current liabilities	64,306

Long term liabilities
Convertible notes payable	200,000
Total liabilities	264,306

Stockholders' deficit
Preferred stock
10,000,000 shares authorized, $0.001 par value,
121,900 Series A shares issued and outstanding	121,900
Common stock
100,000,000 shares authorized, $0.001 par value,
96,298,672 shares issued and outstanding	96,299
(Accumulated deficit during development stage)	(482,505)
Total stockholders' deficit	(264,306)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc.
Statements of Operations (unaudited, in USD)
For the three and nine months ended June 30

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Equity income from subsidiary	-	-	10,535	-
General and administrative expenses	(11,549)	(1,000)	(122,350)	(4,000)
Interest expenses	(4,200)	-	(12,600)	-
Loss from operations	(15,749)	(1,000)	(124,415)	(4,000)
Loss on investment in subsidiary	(101,834)		(101,834)
Income Tax	-	-	-	-
Net loss for the period	$(117,583)	$(1,000)	$(226,249)	$(4,000)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	96,298,672	45,798,672	96,298,672	45,798,672

The accompanying notes are an integral part of these financial statements.

Golden Health Holdings, Inc.
Statements of Cash Flows (unaudited, in USD)
For the nine months ended June 30

	2006	2005
Cash flows (used for) operating activities:
Net (loss)	$(226,249)	$(1,000)

Changes in assets and liabilities:
Increase in liabilities
Accrued expenses	44,556	1,000
Total adjustments	44,556	1,000
Net cash (used for) operating activities	(181,693)	-

Cash flows provided by financing activities:
Issuance of Common Stock	50,500	-
Reverse additional paid-in capital	9,293
Issuance of Preferred Stock	121,900	-
Net cash provided by financing activities	181,693	-

Net increase in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash financing activities:
Common stock issued for reverser acquisition	$50,500	$-
The accompanying notes are an integral part of these financial statements.

GOLDEN HEALTH HOLDINGS, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Golden Health Holdings, Inc. (“Golden Health”) was a public shell company incorporated under the laws of Nevada.

On September 30, 2005, Golden Health entered into a reverse acquisition agreement with the principal of Joy Power International Holdings Limited (“Mr. Yip”), a Hong Kong corporation. 50,500,000 shares of common stock of the Company had been issued to Mr. Yip as part of the purchase consideration. Due to unforeseen business failure occurred during the quarter ended June 30, 2006 with respect to Joy Power, Mr. Yip decided to rescind the reverse acquisition agreement by surrendering of his share certificate back to the Company. The Company thus fully wrote off its investment in Joy Power.

The interim financial statements of the Company for the three months and nine months ended June 30, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of its notes payable at June 30, 2006 approximates fair value.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30 2006, the Group did not have any dilutive common stock equivalents.

INCOME TAXES

On June 30, 2006, the Group had a net operating loss available for carryforward of $482,505. Due to substantial change in ownership of Golden Health (see Note 3 below), the income carryforward relates only to operations from the date of acquisition through June 30, 2006. The tax benefit of Golden Health of approximately $2,800 from the loss carry forward has been fully offset by a valuation reserve because it is not likely that the Group will be able to realize the benefits during this fiscal year and will more than likely be unable to recognize a deferred tax asset at the end of this fiscal year, due to its plans to issue additional stock for services. The loss carryover will begin to expire in 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on Joy Power's results of operations or its financial position.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

During fiscal year 2004, Golden Health issued $200,000 in convertible notes payable to several investors (all notes carry an interest rate of 6%, and a maturity date of March 2007). All notes are convertible to common shares of Golden Health stock at a conversion price of $0.03. The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by Golden Health. The entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activity. Due to Golden Health’s stock having fair market value lower than the conversion price as of June 30, 2006 which makes the convertible notes out of money, all proceeds have been allocated to the liability. Also, as the Group recorded a net loss for the period ended March 31, 2006, any potential common shares resulting from conversion would be anti-dilutive.

These notes were issued along with 7,500,000 detachable warrants, with an exercise price of $0.05. As indicated above, due to the Company’s common stock having fair market value lower than the exercise price as of September 30, 2005 which makes the warrants out of money, no value has been allocated to these warrants.

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

On September 30, 2005, the Company entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with Joy Power International Holdings Limited, a Hong Kong corporation (“Joy Power”), and the stockholders thereof (the “Joy Power Stockholders”), which sets forth the terms and conditions of the business combination (the “Transaction”) of the Company and Joy Power through the exchange by the Joy Power Stockholders of their interests therein for shares of common stock, par value $0.001 per share, of the Company, as a result of which Joy Power became a wholly-owned subsidiary of the Company. Pursuant to the Exchange Agreement the Registrant was obligated to issue a total of 116,200,000 shares of common stock to ten individuals, all of whom are accredited investors.

Effective July 13, 2006, due to an accident involving all of directors and officers of the Company at the time, Ms. Hoi-ho Kiu, Ms. Maggie Kwok and Mr. Yu Fai Yip resigned their positions as officers and directors and appointed Mr. Kam Lau and Ms. Shit Yin Wong to the Board of Directors. As a result of this, pursuant to a Rescission Agreement dated September 28, 2006, Mr. Yu Fai Yip rescinded the reverse merger with Joy Power and has surrendered his 50,500,000 shares of common stock to the Designated Directors. The remaining 65,700,000 shares had not been issued by the Company. Prior to the Rescission Agreement, Mr. Yu Fai Yip was the controlling shareholder of the Company, owning 56.1% of the issued and outstanding shares of common stock of the Company.

On September 28, 2006, Golden Health Holdings, Inc. (the “Company”) acquired the 100% of the shares of Profit Lead Consultants Limited (“Profit Lead”), a Hong Kong company, for HK$1 from Ms. Lai Ming Lau, and Profit Lead is now a wholly owned subsidiary of the Company. Profit Lead is a non-operating shell company with no assets. There is no written agreement for this transaction.

Results of Operations

The following table sets forth, for the periods indicated, the Company’s selected financial information:

	Three Months Ended June 30, 2006 (Unaudited)	Three Months Ended June 30, 2005 (Unaudited)	Nine Months Ended June 30, 2006 (Unaudited)	Nine Months Ended June 30, 2005 (Unaudited)
Statement of Operations Data:
Revenue	$-0-	$-0-	$-0-	$-0-
(Net Loss)	(117,583)	(1,000)	(226,249)	(4,000)
(Net Loss) Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Balance Sheet Data:
Total Assets	$-0-	$-0-	$-0-	$-0-
Total Current Liabilities	264,306	204,000	264,306	204,000
Accumulated Deficit	(482,505)	(249,799)	(482,505)	(249,799)
Stockholders’ Deficit	(264,306)	(204,000)	(264,306)	(204,000)

Three months ended June 30, 2006 as compared to three months ended June 30, 2005 (Unaudited)

Operating Expenses

Operating expenses of $1,000 for the three months ended June 30, 2005 are comprised of transfer agent fees and filing fees paid to the Secretary of State of Nevada. The Company’s general and administrative expenses increased to $11,549 during the three months ended June 30, 2006 as a result of commencement of its re-listing application process on the Over-the-Counter Bulletin Board market.

Net Loss

Net loss for the three months ended June 30, 2005 was $1,000 because the Company was a shell company as compared to a net loss of $117,583 for the three months ended June 30, 2006 after the write-off of its investment in Joy Power.

Nine months ended June 30, 2006 as compared to nine months ended June 30, 2005 (Unaudited)

Operating Expenses

Operating expenses of $4,000 for the nine months ended June 30, 2005 are comprised of transfer agent fees and filing fees paid to the Secretary of State of Nevada. The Company’s general and administrative expenses increased to $122,350 during the nine months ended June 30, 2006 as a result of commencement of its re-listing application process on the Over-the-Counter Bulletin Board market.

Net Loss

Net loss for the nine months ended June 30, 2005 was $4,000 because the Company was merely a shell as compared to a net loss of $226,249 for the nine months ended June 30, 2006 after the write-off of its investment in Joy Power.

Liquidity And Capital Resources

The Company had no cash or cash equivalents at June 30, 2006 as a result of fully write-off of its investment in Joy Power compared to no cash or cash equivalents at June 30, 2005 when the Company was merely a shell. The only net cash was provided by financing activities by issuance of 121,900 shares of Series A Preferred Convertible Stock for $121,900 to various investors in China for the nine months ended June 30, 2006.

As shown in the accompanying financial statements, the Company’s working capital deficit amounted to $64,306 as of June 30, 2006. Cash anticipated to be generated by future operations may not be sufficient to fund the Company’s future growth requirements, and the Company may need to obtain additional funding through third party financing in the form of equity or debt financing. Particularly in light of the Company’s limited operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any such event, the Company’s growth and prospects would be materially and adversely affected. As a result of any such financing, the Company’s shareholders may experience substantial dilution.

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

3.3	Bylaws of Centre Capital Corporation, dated December 22, 1995[2]
10.1	Rescission Agreement with Mr. Yu Fai Yip dated September 28, 2006, filed herewith.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

Date: October 11, 2006

By:	/s/ Kam Lau

Kam Lau Chief Executive Officer and Director

__________________
1 Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2005.
2 Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
3 Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 11, 2004.