Form 10KSB/A
period 2005-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2007-03-15
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes [X ] No [  ]

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

There is no active public market for the issuer’s common equity as of the date of this report.

The number of shares of common stock outstanding, par value $.001 per share, of the issuer as of February 28, 2007 was 45,798,672 shares.

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

During the period covered by this report, the Company conducted all of its operations through its wholly owned subsidiary, Joy Power International Holdings Limited, a Hong Kong corporation.

Subsequently, effective July 13, 2006, due to an accident involving all of directors and officers of the Company at the time, Ms. Hoi-ho Kiu, Ms. Maggie Kwok and Mr. Yu Fai Yip resigned their positions as officers and directors and appointed Mr. Kam Lau and Ms. Shit Yin Wong to the Board of Directors. As a result of this, pursuant to a Rescission Agreement dated September 28, 2006, Mr. Yu Fai Yip rescinded the reverse merger with Joy Power and has surrendered his 50,500,000 shares of common stock to the Designated Directors. The remaining 65,700,000 shares had not been issued by the Company. Prior to the Rescission Agreement, Mr. Yu Fai Yip was the controlling shareholder of the Company, owning 56.1% of the issued and outstanding shares of common stock of the Company.

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

Overview

The Company conducted all of its operations through its wholly-owned subsidiary, Joy Power. Joy Power is principally engaged in the marketing and sale of various personal care products during the period covered by this report.

Joy Power sold more than 50 personal care products ranging from a skin care series to health energy pillows in Hong Kong and China.

Joy Power was in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this report did not represent future expected financial relationships.

Joy Power’s business strategy was to expand its sales force and promotional campaigns in line with increasing levels of business in the next twelve months.

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

Directors and Executive Officers who served for the period covered by this report:

Name	Age	Position	Term(s) of Office
Hoi-ho Kiu	43	Director, Chief Executive Officer	October 3, 2005 to present
Maggie Kwok	33	Director, Chief Financial Officer	October 3, 2005 to present
Yu Fai Yip	30	Director, Secretary	October 3, 2005 to present

The following is a brief description of the business background of each of the Directors and officers of the Company for the period covered by this report:

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

The Company does not have a Compensation Committee, an Audit Committee or a Nominating Committee.

Current Directors and Executive Officers of the Company are as follows:

The individuals listed below were appointed to the positions listed next to their names effective July 13, 2006:

Name	Age	Position
Kam Lau	77	Designated Director; Chief Executive Officer
Shit Yin Wong	73	Designated Director; Chief Financial Officer; Secretary

The following is a brief description of the business background of each of the Designated Directors and officers of the Company:

Kam Lau, Designated Director and Chief Executive Officer. Mr. Lau has been the CEO and founder of Sino Asia Solutions Limited since February 1997, currently an indirectly owned subsidiary of Score One, Inc., a company currently publicly traded on the pinksheets over-the-counter electronic market. Mr. Lau has over 40 years of experience in working with trading businesses in Asia, in countries such as China, Indonesia and Taiwan. Ms. Shit Yin Wong, one of our Designated Directors, is the wife of Mr. Lau Kam.

Shit Yin Wong, Designated Director, Chief Financial Officer and Secretary. Ms. Wong has been the CFO and founder of Sino Asia Solutions Limited since February 1997. She has over 40 years of experience of working with trading businesses in Asia, in countries such as China, Indonesia and Taiwan. Mr. Lau Kam, one of our Designated Directors, is the husband of Ms. Shit Yin Wong.

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

The Company did not have any employment agreements for the period covered by this report.

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

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated. This table is calculated based upon 45,798,672 shares of common stock outstanding. Except as otherwise indicated, the address of each shareholder is in care of the Company’s address.

Name	Number of Shares	Percentage Owned
Kam Lau, Director and CEO	-0-	-0-%
Shit Yin Wong, Director, Secretary and CFO	-0-	-0-%
All current Directors and Officers as a group (two persons)	-0-	-0-%
Yu Fai Yip, former Director and Secretary	-0-	-0-%
Hoi-ho Kiu, former Director and Chief Executive Officer	-0-	-0-%
Maggie Kwok, former Chief Financial Officer	-0-	-0-%
Yuanping Ji, former Director Sheng Nan Road (m) Shengzheng City Guangdong, PRC	-0-	-0-%
Hongzhong Hu, former Director No. 178 Bao Fu Road Bao Ji, Shan Xi, PRC	-0-	-0-%
Brice Scheschuk 285 Silver Birch Avenue Toronto, Ontario M4E 3L6	3,323,500 (Note 1)	7.3%
Zhijian Lu, former director and CEO+ Adwo Loding House Shennanzhonghu, Shenzhen, PRC	14,249,400	31.1%
Wu Ge, former director and CFO No. 41-302 Shengpingjie Zhijingxu, Guangzhou Guangdong, PRC	13,350,240	29.1%
+ Shares issued in Genghai transaction to principals of Guangzhou Genghai Technology Development Co., Ltd.

Note 1: Includes 823,500 shares of common stock held by Robyn Trott, the spouse of Mr. Scheschuk. Of such shares, 2,500,000 shares have been pledged as collateral for a secured loan by Cartier Fleming International Limited and Li Wing Kei to Mr. Scheschuk. There are no other arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date to the filing date of this amended report result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Recreation Town was being acquired by Joy Power from Ms. Hoi-ho Kiu, President and Secretary of Joy Power and CEO and a former Director of the Company in exchange for 32,000,000 shares of common stock of the Company issued at $0.148 per share calculated based on the purchase price of Recreation Town of $4.75 million.

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
____________

1 Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2005.
2 Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
3 Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 11, 2004.
4 Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2005.
5 Incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on February 10, 2006.

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

By: Kam Lau
Its: Chief Executive Officer

Date: March 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Kam Lau	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

Shit Yin Wong	Chief Financial Officer, (Principal Financial and Accounting Officer), Secretary and Director	March 12, 2007

JEFFREY TSANG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
Unit 1104, 11/F, Fourseas Commercial Building, 218 Nathan Road, Kowloon, Hong Kong SAR.
Tel: (852) 2781 1606 Fax: (852) 2783 0752 E-mail: info@hkjtc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
GOLDEN HEALTH HOLDINGS, INC.
(A NEVADA CORPORATION)

We have audited the accompanying balance sheet of Golden Health Holdings, Inc. as of September 30, 2005 and September 30, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended September 30, 2005 and 2004 and for the period from February 12, 2002 (date of inception of development stage) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Health Holdings, Inc. as of September 30, 2005 and September 30, 2004, and the results of its operations, changes in stockholders’ equity and its cash flows for the two years ended September 30, 2005 and 2004 and for the period from February 12, 2002 (date of inception of development stage) to September 30, 2004, in conformity with United States generally accepted accounting principles.

/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
February 28, 2007

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
	Year ended	Year ended	Feb. 12, 2002 to September 30,
	September 30, 2005	September 30, 2004	2004

REVENUES	$-	$-	$-

EXPENSES
Administrative	5,000	200,000	250,799

Total operating expenses	5,000	200,000	250,799

Interest expense	12,000	2,750	14,750

Net Loss	(17,000)	(202,750)	(265,549)

Basic net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	45,798,672	45,798,672

GOLDEN HEALTH HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 12, 2002 (DATE OF INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2005

				Deficit
				Accumulated
	Common	Common		During the
	Stock	Stock	Additional	Development	Total
	Shares	Amount	Paid-in-Capital	Stage	Equity/(Deficit)

Balances as of February 12, 2002	125,754	$126	$1,374	$(7,626)	$(6,126)

Capital contribution - issuance of shares	7,499,968	7,500	(1,374)	-	6,126

Net Loss for the year ended September 30, 2002	-	-	-	-	-

Balances as of September 30, 2002	7,625,722	$7,626	$-	$(7,626)	$(0)

Issuance of shares for services - August 8, 2003	7,692,950	7,693	-	-	7,693

Shares issued in anticipation of merger with Guangzhou Genghai Technology September 15, 2003	30,480,000	30,480	-	-	30,480

Net Loss for the year ended September 30, 2003	-	-		(38,173)	(38,173)

Balances at September 30, 2003	45,798,672	45,799	-	(45,799)	$(0)

Net Loss for the year ended September 30, 2004				(202,750)	(202,750)

Balances at September 30, 2004	45,798,672	$45,799	$-	$(248,549)	$(202,750)

Net Loss for the year ended September 30, 2005				(17,000)	(17,000)

Balances at September 30, 2005	45,798,672	$45,799	$-	$(265,549)	$(219,750)

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

Pro-Forma Balance Sheet

					Consolidated
					Condensed
	Golden Health	Joy Power	Pro forma		Pro forma Balance Sheet
	9/30/05	9/30/05	Adjustments		9/30/05
Assets:
Current Assets	$-	$107,530	$-		107,530

Fixed Assets	-	56,504	-		56,504

Total Assets	$-	$164,034	$-		164,034

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities	$19,750	$100,741	$-		112,741

Long Term Liabilities	200,000	-	-		193,000

Stockholders' Equity (Deficit):
Common Stock	45,799	1,282	54,000	(1)	99,809
			(1,272	) (3)

Additional paid-in-capital	-	-	(54,000	) (1)	-
			(265,549	) (2)
			1,272	(3)
			303,527	(4)

Accumulated earnings (deficit)	(265,549)	62,011	265,549	(2)	(241,516)
			(303,527	) (4)

Total Liabilities and
Stockholders' Equity (Deficit	$-	$164,034			$164,034

(1)	Issuance of 54,000,000 shares of $.001 par value Golden Health Holdings, Inc. stock in exchange for the outstanding common shares of Joy Power.
(2)	Eliminate Golden Health Accumulated Deficit.
(3)	Eliminate Joy Power common stock (.1282 (pv of Joy Power) - .001 (par value of
Golden Health)) x 10,000 (o/s shares of Joy Power) = $1,272.
(4)	Eliminate negative Additional paid-in-capital.

Pro-Forma Income Statement

				Consolidated
				Condensed
	Golden Health	Joy Power		Income Statement
	Year ended	Year ended	Pro forma	Year ended
	9/30/05	9/30/05	Adjustments	9/30/05

Net sales	$-	$222,862	$-	$222,862
Cost of sales	-	(25,927)	-	(25,927)
Gross Profit		196,935	-	196,935

General and administrative expenses	$(5,000)	$(67,700)	$-	$(72,700)
Selling expenses	-	(52,480)		(52,480)
Total expenses	(5,000)	(120,180)	-	(125,180)

Income from operations	$(5,000)	$76,755	$-	$71,755
Interest expense	(12,000)	-		(12,000)

Net Income (Loss)	$(17,000)	$76,755		$59,755

Basic and fully diluted net (loss) per common share	(0.00)			0.00

Weighted average shares outstanding	45,798,672			99,809,000

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