Form 10QSB
period 2007-03-31
GOLDEN HEALTH HOLDINGS, INC.
filed 2007-08-02
CIK 1084873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.

Commission File Number 000-25845

Golden Health Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	87-0385103
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

11th Floor, Lin Fook House, 1-3 Jardine Crescent, Causeway Bay, Hong Kong
(Address of principal executive offices)

Unit 979, 9/F, HITEC, 1 Trademart Drive, Kowloon Bay, Hong Kong
(Former address of principal executive offices)

+852 3580 0105
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

The number of shares of common stock, par value $.001 per share, outstanding of the issuer as of May 16, 2006 was 22,823,437 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional small business disclosure format (check one) Yes ☐ No ☒

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS.

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

		Pro-forma
	March 31, 2007	March 31, 2007

ASSETS
Investment in subsidiary	$-	$1

Total Assets	$-	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Other payables	$243,800	$243,800

Accrued expenses	82,706	82,706

Due to shareholders		1

Long Term Liabilities:

Convertible notes payable	200,000	200,000

Total Liabilities	$526,506	$526,507

Stockholders' Deficit
Preferred stock, $.001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	-	-

Common stock, $.001 par value - 100,000,000 shares
authorized; 45,798,672 shares issued and outstanding	45,799	45,799

Deficit Accumulated during Development Stage	(572,305)	(572,305)

Total stockholders' deficit	(526,506)	(526,506)

Total liabilities and stockholders' deficit	$-	$1

Reconciliation
Deficit accumulated as at Sep 30, 2005
9 months ended June 30, 2006
3 months ended Sep 30, 2006
Reverse additional paid-in capital
Deficit accumulated at the end

Golden Health Holdings Inc. and Reveiler Skin-Pro Limited
Pro-forma Condensed Combined Balance Sheet (unaudited, in USD)
As at March 31, 2007

		Golden	Pro Forma	Pro Forma
	Reveiler	Health	Adjustments	Combined
Assets

Current Assets
Cash and bank balances	16,968	-		16,968

Account receivables	18,604	-		18,604

Other current assets	24,078	-		24,078

Total current assets	59,650	-		59,650

Decoration and equipment, net of accumulated depreciation	118,296	-		118,296

Investment in subsidiary	-	1	(1)	-

Total assets	177,946	1		177,946

Liabilities and Stockholders’ Deficit

Current liabilities
Other payables	-	243,800		243,800

Accrued expenses	30,297	82,706		113,003

Unearned revenues	77,368	-		77,368

Current portion of hire purchase creditors	43,384	-		43,384

Note payable	-	200,000		200,000

Due to Shareholders	161,855	1		161,856

Total current liabilities	312,904	526,507		839,411

Long-term liabilities
Long-term portion of hire purchase creditors	15,960	-		15,960

Total liabilities	328,864	526,507		855,371

Stockholders’ deficit
Share capital	1	45,799	(1)	45,799
Accumulated losses	(150,919)	(572,305)		(723,224)

Total stockholders’ deficit	(150,918)	(526,506)		(677,425)

Total liabilities and stockholders’ deficit	177,946	1		177,946

The accompanying unaudited pro-forma condensed combined balance sheet and statement of operations illustrate the effect of the acquisition (“Pro Forma”) on the financial position and results of operations. The pro-forma condensed combined balance sheet as of March 31, 2007 is based on the historical balance sheets of Reveiler and Golden Health as of that date and assumes the acquisition took place on that date. The pro-forma condensed combined statement of operations illustrates the effect as if the transaction took place as of the beginning of the reporting period, July  1, 2007.

The unaudited pro forma condensed financial statements may not be indicative of the actual results of the acquisition. The unaudited pro forma adjustments are based on available information and assumptions that management believes are reasonable. The accompanying unaudited condensed combined pro forma financial information should be read in connection with the historical financial statements and related notes of Reveiler and Golden Health.

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

6 months ended
March 31, 2007

REVENUES

Equity income from subsidiary	-

EXPENSES

Administrative	-

Total operating expenses	-

Interest expense	4,200
Loss on investment in subsidiary	-

Net Loss	4,200

Golden Health Holdings Inc. and Reveiler Skin-Pro Limited
Pro-forma Combined Condensed Statement of Operations (unaudited, in USD)
For the six months ended March 31, 2007

		Golden	Pro Forma	Pro Forma
	Reveiler	Health	Adjustments	Combined

Net sales	89,352	-		89,352

Cost of sales	(3,566)	-		(3,566)

Gross profit	85,786	-		85,786

Selling expenses	(44,605)			(44,605)

General and administrative expenses	(151,592)	-		(151,592)

(Loss) from operation	(110,411)	-		(110,411)

Interest expenses, net	(1,471)	(4,200)		(5,671)

Gain on investment in subsidiary	-	-		-

(Loss) before tax	(111,882)	(4,200)		(116,082)

Income tax	-	-		-

(Loss) for the period, carried forward as (accumulated losses)	(111,882)	(4,200)		(116,082)

Reveiler Skin-Pro Limited
Condensed statement of cash flows (unaudited, in USD)
For the six months ended March 31, 2007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Six months Ended March 31, 2007
Cash flows provided by (used for) operating activities:
(Loss) before tax	$(111,882)

Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
Depreciation	29,574

Changes in assets and liabilities:
(Increase) in assets
Account receivables	(18,604)
Other current assets	(12,540)

Increase in liabilities
Accrued expenses	30,297
Unearned revenues	77,368
Total adjustments	106,095
Net cash (used for) operating activities	(5,787)

Cash flows (used for) investing activities:
Purchases of decoration and equipment	(38,073)
Net cash (used for) investing activities	(38,073)

Cash flows provided by financing activities:
Payment of capital elements of hire purchase creditors	(12,794)
Loan from shareholders	69,230
Increase in share capital	-
Net cash provided by financing activities	56,436
Net increase in cash and bank balances	12,576
Cash and bank balances, beginning of period	4,392
Cash and bank balances, end of period	$16,968

Supplemental disclosure of cashflow information:
Interest paid	$1,615

Reveiler Skin-Pro Limited
Condensed statement of operations (unaudited, in USD)
For the six months ended March 31, 2007

Net sales	89,352

Cost of sales	(3,566)

Gross profit	85,786

Selling expenses	(44,605)

General and administrative expenses	(151,592)

(Loss) from operation	(110,411)

Interest expenses, net	(1,471)

(Loss) before tax	(111,882)

Income tax	-

(Loss) for the period, carried forward as (accumulated losses)	(111,882)

Reveiler Skin-Pro Limited
Condensed balance sheet (unaudited, in USD)
As at March 31, 2007

Assets

Current Assets
Cash and bank balances	16,968

Account receivables	18,604

Other current assets	24,078

Total current assets	59,650

Decoration and equipment, net of accumulated depreciation	118,296

Total assets	177,946

Liabilities and Stockholders’ Deficit

Current liabilities
Accrued expenses	30,297

Unearned revenues	77,368

Current portion of hire purchase creditors	43,384

Due to Shareholders	161,855

Total current liabilities	312,904

Long-term liabilities
Long-term portion of hire purchase creditors	15,960

Total liabilities	328,864

Stockholders’ deficit
Share capital	1

Accumulated losses	(150,919)

Total stockholders’ deficit	(150,918)

Total liabilities and stockholders’ deficit	177,946

GOLDEN HEALTH HOLDINGS, INC. AND SUBSIDIARY (THE “GROUP”)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Golden Health Holdings, Inc. (“Golden Health”) was a public shell company incorporated under the laws of Nevada.

On September 30, 2005, Golden Health entered into a reverse acquisition agreement with the principal of Joy Power International Holdings Limited, Yu Fai Yip (“Mr. Yip”). 50,500,000 shares of common stock of the Company had been issued to Mr. Yip as part of the purchase consideration. Due to unforeseen business failure occurred during the quarter ended June 30, 2006 with respect to Joy Power, Mr. Yip decided to rescind the reverse acquisition agreement by surrendering his share certificate back to the Company. The Company fully wrote off its investment in Joy Power.

Also on September 28, 2006, the Company acquired 100% of the shares of Profit Lead Consultants Limited (“Profit Lead”), a Hong Kong company, for HK$1 from Ms. Lai Ming Lau, and Profit Lead is now a wholly owned subsidiary of the Company. Profit Lead is a non-operating shell company with no assets. There is no written agreement for this transaction.

On February 21, 2007, the Company entered into the Sales and Purchase Agreement with Reveiler Skin Pro Limited (“Reveiler”), which sets forth the terms and conditions of the merger with Reveiler in exchange for 2,400,000 shares of common stock in the Company. The transaction closed on March 31, 2006 in order to establish the retail chain business of the beauty industry in Greater China, including Mainland China, Hong Kong, and Taiwan PRC.

Company Profile of Reveiler Skin Pro Limted

Established in July 2006, Reveiler Skin Pro Limited strives to provide all- inclusive beauty and skincare service which focuses on treating common facial skin problems such as: to decompose unhealthy oil deposit and acne, to restore and improve skin tone and blemishes, diminish the appearance of dark spots, reduce fine lines by the eyes, eye bags and dark circles, replenish moisture and hydration to parched skin, reduce wrinkles, saggy skin and scars, withdraw redness imprints and refine expanded blood vessels on the face, etc.

The interim financial statements of the Group for the six months and six months ended March 31, 2007 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

Our target customer is: middle to high income group.

Pursuant to the Sale and Purchase Agreement, the Company shall issue 2,400,000 of total shares of common stock of the Company to Mr. Louis Wai Chi CHAN and Ms Ping SIU, respectively. The total fair market value of such shares is considered to be $4,500.

As of the date of this Report, the Consultant is performing due diligence reviews on several beauty and skincare service projects in China, which may be suitable acquisition candidates for the Company.

The Company is also actively seeking acquisition opportunities to acquire profitable businesses or operations, which may include a facility and significant equipment. As such, it is expected by the management that the Company may need to raise additional funds in addition to the $500,000 referred to above in the next twelve months for such acquisition purposes. Management does expect that the Company will incur significant development costs to establish the minimum 30 counters of retail chain stores and spa beauty salons with target customers in the middle to high income group in China.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Group's significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group has determined that the book value of the Group’s notes payable at March 31, 2007 approximates fair value.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Group did not have any dilutive common stock equivalents.

INCOME TAXES

On June 30, 2006, the Group had a net operating loss available for carry forward of $73,829. Due to substantial change in ownership of Golden Health (see Note 3 below), the income carry forward relates only to operations from the date of acquisition through June 30, 2006. The tax benefit of Golden Health of approximately $2,800 from the loss carry forward has been fully offset by a valuation reserve because it is not likely that the Group will be able to realize the benefits during this fiscal year and will more than likely be unable to recognize a deferred tax asset at the end of this fiscal year, due to its plans to issue additional stock for services. The loss carryover will begin to expire in 2025.

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income. Management of the Company believes that it will have to pay income taxes during the year ending December 31, 2006. Reveiler Skin Pro Limited is currently subject to a standard Hong Kong profits tax rate of 17.5% on its net assessable profits

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.

NOTE 3 - RECAPITALIZATION

On September 30, 2005, Joy Power entered into an agreement whereby 100% of its stock would be given to the shareholders of the Company in exchange for 54,000,000 shares of the Company’s stock. For accounting purposes, the transaction has been treated as a recapitalization of Joy Power with Joy Power as the acquirer (reverse acquisition). This transaction closed on October 3, 2005. As of March 31, 2006, only 50,500,000 common shares of the 54,000,000 common shares agreed to, had been issued.

The Company has also agreed to issue 62,200,000 shares to consultants for services provided during the above recapitalization. However, the Company must first authorize enough shares for these issuances, which it has not done as of June 30, 2006. The fair value of such 62,200,000 consultant shares as determined by the management is $62,200, which has been charged as general and administrative expenses during the three-month period ended December 31, 2005 and accrued in the accompanying balance sheet. It is expected that such shares will be issued in the quarter ending June 30, 2006.

NOTE 4 - ACQUISITION

On November 30, 2005, Joy Power entered into a revised Sale and Purchase Agreement with the Company, Dalian Fengming and Ms. Hoi-ho Kiu, President and Secretary of Joy Power and a Director of the Comapny to acquire undeveloped real estate (“Recreation Town”) for $4.75 million, owned by Ms. Hoi-ho Kiu. Ms. Kiu will transfer 100% of the beneficial ownership interests of Recreation Town to Joy Power in exchange for 32,000,000 shares of the Comapny’s common stock. As of March 31, 2006, no shares had been issued as a result of this acquisition agreement.

On February 21, 2007, the Company entered into the Sales and Purchase Agreement with Reveiler Skin Pro Limited (“Reveiler”), which sets forth the terms and conditions of the merger with Reveiler in exchange for 2,400,000 shares of common stock in the Company. The transaction closed on March 31, 2006 in order to establish the retail chain business of the beauty industry in Greater China, including Mainland China, Hong Kong, and Taiwan PRC.

Company Profile of Reveiler Skin Pro Limted

Established in July 2006, Reveiler Skin Pro Limited strives to provide all- inclusive beauty and skincare service which focuses on treating common facial skin problems such as: to decompose unhealthy oil deposit and acne, to restore and improve skin tone and blemishes, diminish the appearance of dark spots, reduce fine lines by the eyes, eye bags and dark circles, replenish moisture and hydration to parched skin, reduce wrinkles, saggy skin and scars, withdraw redness imprints and refine expanded blood vessels on the face, etc.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

During fiscal year 2004, the Company issued $200,000 in convertible notes payable to several investors (all notes carry an interest rate of 6%, and a maturity date of March 2007). All notes are convertible to common shares of the Company’s stock at a conversion price of $.03. The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by the Company. The entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activities. Due to Company’s stock having fair market value lower than the conversion price as of June 30, 2006, which makes the convertible notes out of money, all proceeds have been allocated to the liability. Also, as the Group recorded a net loss for the period ended March 31, 2006, any potential common shares resulting from conversion would be anti-dilutive.

These notes were issued along with 7,500,000 detachable warrants, with an exercise price of $.05. As indicated above, due to the Company’s common stock having fair market value lower than the exercise price as of September 30, 2005 which makes the warrants out of money, no value has been allocated to these warrants.

NOTE 6 - APPOINTMENT OF NEW DIRECTOR

The General Manager Ms. Lam Pui Cindy, was appointed to board of Directors effective February, 2007.

Name     Age     Position
Cindy Lam Pui                                       42                                 Director

Ms. Lam Pui Cindy has over 13 year experience in beauty industry and works as management for several chain beauty centers in the past. She is now the general manager of Reveiler Skin Pro and handles the daily management and operations. She received the certificate of ITEC and CIBTAC and studied at the International Health and Beauty Institute.

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

Joy Power

Due to an accident involving the former directors and officers of the Company, the business of Joy Power International Holdings Limited (“Joy Power”), our single major operating subsidiary has ceased and the Company is now a shell company. As a result of this, pursuant to a rescission agreement between Golden Health Holdings, Inc., and Mr. Yu Fai Yip dated September 28, 2006, Mr. Yip has surrendered his 50,500,000 shares of common stock to the Designated Directors and the parties have rescinded the reverse merger with Joy Power. The Company had acquired Joy Power pursuant to the Exchange and Reorganization Agreement dated September 30, 2005, whereby the Company had been obligated to issue a total of 116,200,000 shares of common stock to ten individuals, all of whom are accredited investors. The Company had only issued the 50,500,000 shares which have been returned to the Company by Mr. Yip.

On September 28, 2006, Golden Health acquired Profit Lead, a Hong Kong company, for HK$1 and Profit Lead is now a wholly owned subsidiary of the Company. Profit Lead is a non-operating shell company with no assets.

As a result of the disposition of Joy Power, the Company is currently a shell company.

Reveiler

On February 21, 2007, the Company entered into the Sales and Purchase Agreement with Reveiler Skin Pro Limited (“Reveiler”), which sets forth the terms and conditions of the merger with Reveiler in exchange for 2,400,000 shares of common stock in the Company. The transaction closed on March 31, 2006 in order to establish the retail chain business of the beauty industry in Greater China, including Mainland China, Hong Kong, and Taiwan PRC.

Company Profile of Reveiler Skin Pro Limted

Established in July 2006, Reveiler strives to provide all- inclusive beauty and skincare service which focuses on treating common facial skin problems such as: to decompose unhealthy oil deposit and acne, to restore and improve skin tone and blemishes, diminish the appearance of dark spots, reduce fine lines by the eyes, eye bags and dark circles, replenish moisture and hydration to parched skin, reduce wrinkles, saggy skin and scars, withdraw redness imprints and refine expanded blood vessels on the face, etc.

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

Results of Operations
The following table sets forth, for the periods indicated, the Company’s selected financial information:

Development Stage Company	Six Months Ended March 31, 2007 (Unaudited)	Six Months Ended March 31, 2006 (Unaudited)
Statement of Operations Data:
Revenue		-

Equity income from subsidiary	(0.00)	(0.00)

EXPENSES
Adminstrative		10,000
Total operating expenses	-	10,000
Interest expense	-	130,300
Loss on investment in subsidiary	-	(59,793)

Net Loss	-	(80,507)

Six months ended March 31, 2007 as compared to Six months ended June 30, 2006 (Unaudited)

Revenues

The Company had a net loss of $80,507 for the six months ended March 31, 2007 because the Company is at the development stage, after the acquisition of Reveiler on February 21, 2007.

Cost of Sales

The Company did have a cost of sales for the six months ended March 31, 2007 because the Company is at the development stage, after the acquisition of Reveiler on February 21, 2007. The Company incurred a cost of goods sold for the six months ended June 30, 2006 of $15,831.

Operating Expenses

Operating expenses of $10,000 for the six months ended March 31, 2007 are comprised of transfer agent fees and filing fees paid to the Secretary of State of Nevada. The Company’s selling expenses and general and administrative expenses increased to $199,129 during the six months ended March 31, 2007 after the acquisition of Reveiler Management expects Reveiler will need to hire additional marketing and sales personnel in order to bring brand and market recognition to Reveiler’s products. In addition, Reveiler will make expenditures for advertising, promotions and other marketing campaigns to promote Reveiler’s products.

Income Taxes

The Company was not required to pay any income taxes during its last fiscal year as it did not have any income.

Net Loss

Net loss for the six months ended March 31, 2007 was $80,507 because the Company is at the development stage. After the acquisition of Reveiler on February 21, 2007. as compared to a net loss of $41,819 for the six months ended June 30, 2006 after the acquisition of Joy Power. Management attributes the loss for the six months ended March 31, 2007 to the expenses incurred related to legal fees and audit fees in connection with the financial reporting of the Company as a public company.

Liquidity

The Company had no cash or cash equivalents at March 31, 2007 as a result of the acquisition of Reveiler Skin Pro Limited on February 21, 2007 compared to no cash or cash equivalents at June 30, 2005 when the Company was merely a shell. Net cash provided by operations amounted to $nil for the six months ended March 31, 2007.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company or Reveiler.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On February 21, 2007, the Company entered into the Sales and Purchase Agreement with Reveiler Skin Pro Limited (“Reveiler”), which sets forth the terms and conditions of the merger with Reveiler in exchange for 2,400,000 shares of common stock in the Company. The transaction closed on March 31, 2006. We relied on the exemption from registration relating to transactions by an issuer that do not involve any public offering pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) and/or Rule 506 of Regulation D promulgated pursuant thereto. We believe that, at the time of the sale, the investor was an “accredited investor” under Rule 501 of Regulation D of the Act and had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Sales and Purchase Agreement for Acquisition of Reveiler Skin Pro Limited Dated February 21, 2007.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

Date: August 2, 2007

/s/ Kam Lau
By: Kam Lau
Its: Chief Executive Officer and Director