Form 10KSB/A
period 2005-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2008-01-18
CIK 1084873

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 4

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

The number of shares of common stock outstanding, par value $.001 per share, of the issuer as of September 30, 2005 was  approximately 161,998,672 shares.

Documents Incorporated By Reference :  None

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

+ Consists of shares of the company’s common stock issued in Genghai transaction to principals of Guangzhou Genghai Technology Development Co., Ltd.  Guangzhou Genghai Technology Development Co., Ltd. is not a beneficial owner of Golden Health Holdings, Inc.

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

ITEM 13.                       EXHIBITS

Exhibit	Description

2	Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005[1]
3.1	Articles of Incorporation of Centre Capital Corporation, dated September 6, 1988[2]

3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, dated April 15, 2004[3]
3.3	Bylaws of Centre Capital Corporation, dated December 22, 1995[4]
10.1	Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005[5]
10.2	Revised Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 30, 2005[6]
14	Code of Ethics, dated January 4, 2006[7]
21	Subsidiaries[8]
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

1 Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on November 7, 2005.
2 Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
3 Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 11, 2004.
4 Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
5 Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2005.
6 Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2005.
7 Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on February 10, 2006.
8 Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed on February 10, 2006.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Name of Auditor

Madsen is our former independent auditor and audited our financial statements for the fiscal year ending September 30, 2005.  Madsen was paid aggregate fees of approximately $5,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2005.  Madsen did not perform and was not paid additional fees for the fiscal year ended September 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements, tax services, or any other services.

Jeffrey Tsang is our  current independent auditor and audited our financial statements for the two fiscal years ending September 30, 2004 and September 30, 2005 and the period from date of inception of development stage (February 12, 2002) (the “Jeffrey Tsang Reporting Period”) to September 30, 2005..  Jeffrey Tsang was not paid any fees for professional services rendered for the audit of our annual financial statements Jeffrey Tsang Reporting Period . Jeffrey Tsang did not perform and was not paid additional fees for the Jeffrey Tsang Reporting Period for assurance and related services reasonably related to the performance of the audit or review of our financial statements, tax services or any other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS, INC.

/s/ Kam Lau
By: Kam Lau
Its: Chief Executive Officer

Date: January 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive	January 18, 2008
/s/ Kam Lau	Officer and Director
Kam Lau	(Principal Executive
Officer)

	Chief Financial Officer,	January 18, 2008
/s/ Shit Yin Wong	(Principal Financial and Accounting
Shit Yin Wong	Officer), Secretary and Director

INDEX OF EXHIBITS

Exhibit	Description

2	Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005[1]
3.1	Articles of Incorporation of Centre Capital Corporation, dated September 6, 1988[2]
3.2	Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, dated April 15, 2004[3]
3.3	Bylaws of Centre Capital Corporation, dated December 22, 1995[4]
10.1	Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005[5]
10.2	Revised Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 30, 2005[6]
14	Code of Ethics, dated January 4, 2006[7]
21	Subsidiaries[8]
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

1 Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on November 7, 2005.
2 Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
3 Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 11, 2004.
4 Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.
5 Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2005.
6 Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2005.
7 Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on February 10, 2006.
8 Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB filed on February 10, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
GOLDEN HEALTH HOLDINGS, INC.
(A NEVADA CORPORATION)

We have audited the accompanying balance sheet of Golden Health Holdings, Inc. as of September 30, 2005 and September 30, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the 2 years ended September 30, 2005 and 2004 and for the period from February 12, 2002 (date of inception of development stage) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Health Holdings, Inc. as of September 30, 2005 and September 30, 2004, and the results of its operations, changes in stockholders’ equity and its cash flows for the 2 years ended September 30, 2005 and 2004 and for the period from February 12, 2002 (date of inception of development stage) to September 30, 2005, in conformity with United States generally accepted accounting principles.

/s/ JEFFREY TSANG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

Hong Kong
July 17, 2007

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30, 2005

ASSETS
Total Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$19,750

Long Term Liabilities:
Convertible notes payable	200,000

Total Liabilities	$219,750

Stockholders' Deficit
Preferred stock, $.001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 45,798,672 shares issued and outstanding	45,799

Additional paid-in capital	-
Deficit Accumulated during Development Stage	(265,549)

Total stockholders' deficit	(219,750)

Total liabilities and stockholders' deficit	$-

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Feb. 12, 2002
	Year ended	Year ended	(date of inception of development stage)
	September 30, 2005	September 30, 2004	to Sep. 30, 2005

REVENUES	$-	$-	$-

EXPENSES
Administrative	5,000	200,000	250,799

Total operating expenses	5,000	200,000	250,799

Interest expense	12,000	2,750	14,750

Net Loss	(17,000)	(202,750)	(265,549)

Basic net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	45,798,672	45,798,672

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
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Feb. 12, 2002
			(date of inception of development stage)
			to Sep. 30, 2005
			Feb. 12, 2002
	Year ended	Year ended	to
	September 30, 2005	September 30, 2004	September 30, 2004

Cash flows from operating activities:
Net income (loss)	$(17,000)	$(202,750)	$(265,549)
Adjustments to reconcile net loss to cash used in operating
activities:
Common stock issued for services	-	-	15,319
Common stock issued for anticipated acquisition	-	-	30,480
Increase in current and LT liabilities	17,000	202,750	219,750

Net cash used in operating activities	$-	$-	$-

Cash flows from investing activities:	$-	$-	$-

Cash flows from financing activities:	$-	$-	$-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing activities:
Common stock issued for service	$-	$-	$15,319
Common stock issued for anticipated acquisition	$-	$-	$30,480

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