Form 10-K
period 2006-09-30
GOLDEN HEALTH HOLDINGS, INC.
filed 2009-02-13
CIK 1084873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

GOLDEN HEALTH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-25845	87-0385103
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
500 5th Avenue Melbourne Beach, FL 32951
(Address of principal executive offices)
Registrant’s telephone number, including area code: (852) 2836 6202

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of January 1, 2009, the Issuer had 45,799,672 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Background

Golden Health Holdings, Inc. (hereinafter referred to as “we,” “us,” “our,” “Golden Health”, the “Company”, or the “Registrant”) was incorporated in Nevada on September 6, 1988.  On September 24, 2001, the Company filed a voluntary petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the District of Nevada.  The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on February 12, 2002 with no remaining assets or liabilities.

Subsequent to the Company’s discharge from Bankruptcy, as reported on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 13, 2003, in August 2003, the Company entered into a share exchange agreement with the principals of Guangzhou Genghai Technology Development Co., Ltd. (“Genghai”).  Pursuant to the terms of the share exchange agreement, the Company issued 30,480,000 shares of the Company’s common stock to the principals of Genghai in exchange for all the equity interests in Genghai.  The principals of Genghai failed to transfer the equity of Genghai into the Company.  As a result, the share exchange transaction was not consummated and the share exchange agreement with Genghai was terminated and the 30,480,000 shares were returned to the Company’s authorized but unissued shares of common stock.

As reported on Form 8-K filed with the SEC on November 7, 2005, on September 30, 2005, the Company entered into a reverse acquisition agreement with the Mr. Yip, the principal of Joy Power International Holdings Limited, a Hong Kong corporation; pursuant to the reverse acquisition agreement, 50,500,000 shares of common stock of the Company were issued to Mr. Yip as part of the purchase consideration.  Due to an unforeseen business failure that occurred during the quarter ended June 30, 2006 with respect to Joy Power, Mr. Yip decided to rescind the reverse acquisition agreement by surrendering of his share certificate back to the Company on September 28, 2006, and the 50,500,000 shares were returned to the Company’s authorized but unissued shares of common stock.  The Company fully wrote off its investment in Joy Power.

On September 28, 2006, the Company acquired 100% of the equity of Profit Lead Consultants Limited (“Profit Lead”), a Hong Kong company, for HK$1 from Ms. Lai Ming Lau; Profit Lead is now a wholly- owned subsidiary of the Company. Profit Lead is a non-operating shell company with no assets. There was no written agreement for this transaction.

Since September 2006, the Company has remained inactive and is considered to be a development stage company.

As of the date of the filing of this Annual Report on Form 10-K, the Company is a development stage company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or understanding with any person concerning an acquisition.

It is anticipated that the Company's officers, directors, and non-management principal shareholders named herein will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have a general interest in considering a merger or acquisition with a development stage company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See "Investigation and Selection of Business Opportunities").

The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to be a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with a change in control of the Company or its acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the change in control or the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological innovations, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future, because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of the business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, the Company will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for the products or services of the business opportunity will likely not be established, and the business opportunity may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1)      Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2)

 The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(3)

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system;

(4)

Capital requirements and anticipated availability of required funds to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(5)

The extent to which the business opportunity can be advanced;

(6)

Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(7)

 Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(8)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

(9)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction.

Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company  to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

The Company’s principal office is located at  500 5th Avenue Melbourne Beach, FL 32951.  The Company does not pay any fees for the use of this office as the office space is provide by the Company’s management free of charge.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage and full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and Form 10-Q, annual reports on Form 10-KSB and Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

PROPERTIES

The Company currently has no investments in real estate, real estate mortgages, or real estate securities.  The Company’s principal office is located at 500 5th Avenue Melbourne Beach, FL 32951.  The Company does not pay any fees for the use of this office as the office space is provide by the Company’s management free of charge.

ITEM 3.

LEGAL PROCEEDINGS

To the best knowledge of management of the Company, there are no pending or threatened litigation or administrative actions against the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.

MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is approved for quotation on the pink sheets under the symbol GHHI.  However, there is no existing trading market for the shares.

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

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND

FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

Golden Health Holdings, Inc. was incorporated in Nevada on September 6, 1988.  On approximately January 15, 2008, the Company became delinquent in filing its periodic reports.  Beginning in September 2008, the Company elected to take the steps needed to again become current in filing its reports in order to pursue its business plan of seeking to locate a suitable business acquisition candidate.  The Company is currently in the developmental stage.

For the fiscal year ending September 30, 2009, the Company expects to continue efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

During the next twelve (12) months, the Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934 as amended.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal years ended September 30, 2006 and 2005. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Our financial statements are stated in US Dollars and are prepared in accordance with generally accepted accounting principals of the United States (“GAAP”).

Results of Operations for the Fiscal Year Ended September 30, 2006 Compared to the Fiscal Year Ended September 30, 2005

Revenues

The Company did not have any revenues in the fiscal years ended September 30, 2006 and 2005 as the Company was a shell company during those periods with no operations.

Cost of Sales

The Company did not experience any cost of goods sold for the fiscal years ended September 30, 2006 and 2005 as the Company was a shell company during those periods with no operations.

Operating Expenses

During the fiscal year ended September 30, 2006, the Company experienced operating expenses of $132,350 comprised primarily of legal fees and audit fees incurred by the Company as a result of the failed reverse merger transaction with Joy Power International Holdings Limited.  During the fiscal year ended September 30, 2005, the Company experienced operating expenses of $5,000 comprised primarily of fees charged by the Company’s transfer agent, and filing fees to the Secretary of State of Nevada.

Interest Expense

During the fiscal year ended September 30, 2006, the Company had interest expense of $138,700 as compared to interest expense of $12,000 during the fiscal year ended September 30, 2005, an increase of $126,700 or approximately 1055%.  The primary reason for the increase in the interest expense experienced by the Company was a result of the fact that for the period ended September 30, 2004, the Company issued $200,000 in convertible notes payable to several investors (all notes carried an interest rate of 6%, and a maturity date of March 2007). All notes were convertible to common shares of the Company’s stock at a conversion price of $.03. The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by the Company. As of September 30, 2004, the entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activity. Due to the Company’s stock having fair market value lower than the conversion price as of September 30, 2006, which makes the convertible notes out of money, all proceeds have been allocated as an interest expense.

Income Taxes

The Company was not required to pay any income taxes during its last two fiscal years as it did not experience any income during those years.

Net Loss

During the fiscal year ended September 30, 2006, the Company experienced a net loss of $302,556 as compared to a net loss of $17,000 for the fiscal year ended September 30, 2005 due to the above increase in operating and interest expenses in addition to the loss in investment in Joy Power.

Liquidity and Capital Resources

The Company did not have any cash or cash equivalents at September 30, 2006 or September 30, 2005.  The Company did not have any net cash used by operations for the fiscal year ended September 30, 2006 or for the fiscal year ended September 30, 2005.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $568,105 and has a working capital deficit of approximately $322,306 as of September 30, 2006.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through the sale of securities.  As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is anticipated that the Company will continue to rely on its majority shareholders to pay expenses on its behalf at least until it is able to consummate a business transaction.  The majority shareholders are under no obligation to pay such expenses.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Regulation S-X are attached to this report.

GOLDEN HEALTH HOLDINGS, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2006

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

GOLDEN HEALTH HOLDINGS, INC.

(A NEVADA CORPORATION)

We have audited the accompanying balance sheet of Golden Health Holdings, Inc. as of September 30, 2007 and September 30, 2006 and the related statements of operations, changes in stockholders' equity, and cash flows for the two years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Health Holdings, Inc. as of September 30, 2007 and September 30, 2006, and the results of its operations, changes in stockholders’ equity and its cash flows for the two years ended September 30, 2007 and 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company has suffered significant accumulated deficits with no assets and revenues. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JTC Fair Song CPA Firm

Shenzhen

December 22, 2008

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS AT SEPTEMBER 30, 2006

	2006	2005

ASSETS
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$ 322,306	$ 19,750

Long Term Liabilities:
Convertible notes payable	200,000	200,000

Total Liabilities	522,306	219,750

Stockholders' Deficit
Preferred stock, $.001 par value - 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 45,798,672 shares issued and outstanding	45,799	45,799

Deficit Accumulated during Development Stage	(568,105)	(265,549)

Total stockholders' deficit	(522,306)	(219,750)

Total liabilities and stockholders' deficit	$ -	$ -

See accompanying notes to financial statements.

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

	2006	2005

REVENUES

Equity income from subsidiary	$ 10,535	$ -

EXPENSES
Administrative	132,350	5,000

Total operating expenses	132,350	5,000

Interest expense	138,700	12,000
Loss on investment in subsidiary	42,041	-

NET LOSS	$ (302,556)	$ (17,000)

Net loss per common share - basic and fully diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding
- basic and fully diluted	45,798,672	45,798,672

See accompanying notes to financial statements.

GOLDEN HEALTH HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2006

			Deficit
			Accumulated
	Common	Common	During the
	Stock	Stock	Development	Total
	Shares	Amount	Stage	Deficit

Balances at September 30, 2004	45,798,672	$ 45,799	$ (248,549)	$ (202,750)

Net Loss for the year ended September 30, 2005	-	-	(17,000)	(17,000)

Balances at September 30, 2005	45,798,672	$ 45,799	$ (265,549)	$ (219,750)

Net Loss for the year ended September 30, 2006	-	-	(302,556)	(302,556)

Balances at September 30, 2006	45,798,672	$ 45,799	$ (568,105)	$ (522,306)

See accompanying notes to financial statements.

GOLDEN HEALTH HOLDINGS, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2006

	2006	2005

Cash flows from operating activities:
Net loss	$ (302,556)	$ (17,000)
Adjustments to reconcile net loss to cash used in operating
activities:
Increase in current liabilities	302,556	17,000

Net cash used in operating activities	$ -	$ -

Cash flows from investing activities:	$ -	$ -

Cash flows from financing activities:	$ -	$ -

Net increase/(decrease) in cash and cash equivalents	$ -	$ -
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$ -	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

GOLDEN HEALTH HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

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

On September 30, 2005, Golden Health entered into a reverse acquisition agreement with the principal of Joy Power International Holdings Limited (“Mr. Yip”), a Hong Kong corporation.  50,500,000 shares of common stock of the Company had been issued to Mr. Yip as part of the purchase consideration.  Due to unforeseen business failure occurred during the quarter ended June 30, 2006 with respect to Joy Power, Mr. Yip decided to rescind the reverse acquisition agreement by surrendering of his share certificate back to the Company on September 28, 2006.  The Company thus fully wrote off its investment in Joy Power.

Also on September 28, 2006, the Company acquired the 100% of the shares of Profit Lead Consultants Limited (“Profit Lead”), a Hong Kong company, for HK$1 from Ms. Lai Ming Lau, and Profit Lead is now a wholly owned subsidiary of the Company. Profit Lead is a non-operating shell company with no assets. There is no written agreement for this transaction.

As the Company has remained inactive since then, it is considered to be in its development stage.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s notes payable at September 30, 2006 approximates fair value.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2006, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On September 30, 2006, the Company had a net operating loss available for carry forward of $568,105. The tax benefit of approximately $80,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryover will begin to expire in 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

For the period ended September 30, 2004, the Company issued $200,000 in convertible notes payable to several investors (all notes carry an interest rate of 6%, and a maturity date of March 2007). All notes are convertible to common shares of the Company’s stock at a conversion price of $.03. Per Board resolution, 4,600,000 shares of common stock have been reserved for these potential conversions. The proceeds for these notes went into an escrow account to cover professional expenses as deemed necessary by the Company. As of September 30, 2004, the entire $200,000 balance held in escrow had been released to pay for expenses incurred in fiscal year 2004 related to business activity. Due to the Company’s stock having fair market value lower than the conversion price as of September 30, 2006 which makes the convertible notes out of money, all proceeds have been allocated to the liability. Also, as the Company recorded a net loss for the year ended September 30, 2006, any potential common shares resulting from conversion would be anti-dilutive.

These notes were issued along with 7,500,000 detachable warrants, with an exercise price of $.05. As indicated above, due to the Company’s common stock having fair market value lower than the exercise price as of September 30, 2006 which makes the warrants out of money, no value has been allocated to these warrants.

NOTE 4 – GOING CONCERN

The Company incurred a net loss of $302,556, and has accumulated deficit of $568,105 for the year ended and as of September 30, 2006, with no revenues and no assets. The Company does not have the working capital to service its debt and for any future planned activity. The Company's  management believes they can obtain the necessary working capital needed to pay its debt and for any future planned activity by receiving additional loans from officers, and by additional equity funding, which will enable the Company to operate for the coming year.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

As reported on Form 8/K filed with the SEC on 9/10/2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

On approximately January 15, 2008, the Company became delinquent in filing its periodic reports.  Accordingly, no timely evaluation of the effectiveness of the design and operation of our controls and procedures was performed as of the end of the period covered by this delinquent report.  However, in conjunction with the preparation and filing of this delinquent report, we carried out a retroactive evaluation, under supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report.    Based on this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management retroactively evaluated the effectiveness of the Company's internal control over financial reporting as of then end of the period based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has retroactively concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers who served for the period covered by this report:

Name	Age	Position	Term(s) of Office
Hoi-ho Kiu	43	Director, Chief Executive Officer	October 3, 2005 to July 13, 2006
Maggie Kwok	33	Director, Chief Financial Officer	October 3, 2005 to July 13, 2006
Yu Fai Yip	30	Director, Secretary	October 3, 2005 to July 13, 2006

Directors and Executive Officers currently serving the Company:

Name	Age	Position	Term(s) of Office
Kam Lau	77	Chief Executive Officer, Director	July 13, 2006 to Present
Shit Yin Wong	73	Chief Financial Officer, Director	July 13, 2006 to Present

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

Biographical Information

The following is a brief description of the business background of each of those ex-directors and ex-officers of the Company for the period covered by this report, as well as the current officers and directors of the Company:

Former Officers and Directors

Yu Fai Yip, former Director and Secretary.  As a Director of the Company, Mr. Yip was responsible for leading the formulation of business strategies for Golden Health. In addition to his work with the Company, in May 2005, Mr. Yip founded Joy Power.  Prior to the setup of Joy Power, Mr. Yip was a senior manager of Kei Fu Finance Warranty Company Limited, a medium sized finance company in Hong Kong, from January 1998 to May 2005.

Hoi-ho Kiu, former Director and Chief Executive Officer.  In addition to her work for the Company, since September 2005, Ms. Kiu served as the chief executive officer of Joy Power.  She has over 20 years of experience in doing businesses in China. Prior to joining Joy Power, she was an assistant general manager of Beijing Hua Xin Group, a Chinese state-owned real estate conglomerate from March 1995 to September 2005.

Maggie Kwok, former Director and Chief Financial Officer. In addition to her work for the Company, siince July 2005, Ms. Kwok has been the CFO of Joy Power. Ms. Kwok holds a master’s degree in business administration and has over ten years of experience in accounting and corporate finance.

Current Officers and Directors

Kam Lau, Director and Chief Executive Officer.  Mr. Lau has been the CEO and a Director of the Company since July 2006.  In addition to his work with the Company, Mr. Lau has been the CEO and founder of Sino Asia Solutions Limited since February 1997, currently an indirectly owned subsidiary of Score One, Inc., a company currently publicly traded on the Over-the-Counter Bulletin Board.  Mr. Lau has over 40 years of experience in working with trading businesses in Asia, in countries such as China, Indonesia and Taiwan. Ms. Shit Yin Wong, one of our Designated Directors, is the wife of Mr. Lau Kam.

Shit Yin Wong, Director, Chief Financial Officer and Secretary.  Ms. Wong has been the CEO and a Director of the Company since July 2006.  In addition to her work with the Company, Ms. Wong has been the CFO and founder of Sino Asia Solutions Limited since February 1997.  She has over 40 years of experience of working with trading businesses in Asia, in countries such as China, Indonesia and Taiwan. Mr. Lau Kam, one of our Directors, is the husband of Ms. Shit Yin Wong.

Family Relationships

Mr. Lau is married to Ms. Wong.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on Company management’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the Company’s most recent fiscal year (the fiscal year ending September 31, 2006), all current officers and directors of the Company untimely filed their Form 3 Statements of Beneficial Ownership but otherwise appear to be in compliance with Section 16(a).  All former officers and directors of the Company failed to file Form 4 or Form 5 Statements of Beneficial Ownership reflective of the end of their tenures in July 2006.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company.  The Code of Ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on February 10, 2006, and is hereby incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended 2005 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Maggie Kwok	2006 2005	$7,692 (1)	-- --	-- --	-- --	-- --	-- --	-- $1,923(2)	$7,692 $1,923

(1)

Beginning in October 2005, Ms. Maggie Kwok received a monthly compensation of approximately $1,282 from the Company for serving as its CFO up to June 2006.

(2)

Ms. Maggie Kwok received approximately $1,923 in compensation from Joy Power for her service as its CFO for the period from July 2005 to September 2005.

Employment Agreements

We do not have signed employment agreements with our officers.

Stock Option Plans

No member of Registrant’s management has been granted any stock option or stock appreciation right.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Registrant, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Registrant or its subsidiaries, or any change in control of the Registrant, or a change in the person's responsibilities following a change in control of the Registrant.

Future compensation of officers will be determined by the board of directors based upon the financial condition and performance of the Registrant, the financial requirements of the Registrant, and individual performance of each officer.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

Director Compensation

The Registrant’s directors are not paid any salary as compensation for services they provide as directors of the Registrant.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

Name	Number of Shares	Percentage Owned
Kam Lau, Director and CEO	-0-	-0-%
Shit Yin Wong, Director, Secretary and CFO	-0-	-0-%
Yu Fai Yip, former Director and Secretary	-0-	-0-%
Hoi-ho Kiu, former Director and Chief Executive Officer	-0-	-0-%
Maggie Kwok, former Chief Financial Officer	-0-	-0-%
Yuanping Ji, former Director Sheng Nan Road (m) Shengzheng City Guangdong, PRC	-0-	-0-%
Hongzhong Hu, former Director No. 178 Bao Fu Road Bao Ji, Shan Xi, PRC	-0-	-0-%
Brice Scheschuk 285 Silver Birch Avenue Toronto, Ontario M4E 3L6	3,323,500 (Note 1)	7.3%

Zhijian Lu, former director and CEO+ Adwo Loding House Shennanzhonghu, Shenzhen, PRC	14,249,400	31.1%
Wu Ge, former director and CFO No. 41-302 Shengpingjie Zhijingxu, Guangzhou Guangdong, PRC	13,350,240	29.1%
All current Directors and Officers as a group (two persons)	-0-	-0-%

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

No officer, director, promoter, or affiliate of the Company has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise. The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such a stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Kam Lau and Shit Yin Wong are not independent directors under these rules because Kam Lau also serves as the Company’s CEO and Shit Yin Wang also serves as the Company’s CFO.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by JTC Fair Song CPA Firm for professional services rendered for the audit of our annual financial statements for the fiscal year ended September 30, 2006 was $5000, and $0.00 by Jeffrey Tsang & Co., for the fiscal year ended September 30, 2005.

Audit Related Fees

(2)

JTC Fair Song CPA Firm did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended 2006. Jeffrey Tsang & Co., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements for the fiscal year ended September 30, 2005.

Tax Fees

(3)

The aggregate fees billed by JTC Fair Song CPA Firm for tax compliance, advice and planning were $5,000.00 for the fiscal year ended September 30, 2006 and $0.00 by Jeffrey Tsang & Co., for the fiscal year ended September 30, 2005.

All Other Fees

 (4)

Neither JTC Fair Song CPA Firm, nor Jeffrey Tsang & Co., billed the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

Audit Committee=s Pre-approval Policies and Procedures

(5)

The Company is a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1

Share Exchange and Reorganization Agreement with Joy Power International Holdings Limited, dated September 30, 2005, Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 7, 2005.

2.2

Rescission Agreement with Mr. Yu Fai Yip dated September 28, 2006, Incorporated by reference from the Company’s Quarterly Report on form 10-QSB filed on October 11, 2006.

3.1

Articles of Incorporation of Centre Capital Corporation, dated September 6, 1988, Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999.

3.2

Certificate of Amendment to Articles of Incorporation of Centre Capital Corporation, dated April 15, 2004, Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 11, 2004.

3.3

Bylaws of Centre Capital Corporation, dated December 22, 1995, Incorporated by reference from the Company’s Registration Statement on Form 10-SB, Registration No. 000-25845, filed on April 22, 1999

10.1

Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 17, 2005, Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2005

10.2

Revised Sale and Purchase Agreement for Acquisition of Dalian Fengming International Recreation Town Co., Limited, dated November 30, 2005, Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 15, 2005

14

Code of Ethics, dated January 4, 2006, Incorporated by reference from the Company’s Annual Report on Form 10-KSB filed on February 10, 2006

21

Subsidiaries*

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1

            Certification of Chief Executive Officer and pursuant to 18 U.S.C. Section 1350, as             adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2

            Certification of Chief Financial Officer and pursuant to 18 U.S.C. Section 1350, as             adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN HEALTH HOLDINGS INC.

By:  /S/ Kam Lau

Kam Lau, Chief Executive Officer

Date: February 12, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Kam Lau

Kam Lau, Chief Executive Officer

Date: February 12, 2009

By:  /S/ Shit Yin Wong

Shit Yin Wong, Chief Financial Officer, Chief Accounting Officer

Date: February 12, 2009

By:  /S/ Kam Lau

Kam Lau, Director

Date: February 12, 2009

By:  /S/ Shit Yin Wong

Shit Yin Wong, Director